Form 10-K
period 1993-12-26
INTERLAKE CORP
filed 1994-03-09
CIK 790929

SECURITIES AND EXCHANGE COMMISSION

			   WASHINGTON, D. C. 20549

				  FORM 10-K

	    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended December 26, 1993       Commission file number 1-6345

			  THE INTERLAKE CORPORATION

	    (Exact name of registrant as specified in its charter)
	      Delaware                                  36-3428543
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)

	    550 Warrenville Road, Lisle, Illinois       60532-4387
	   (Address of Principal Executive Offices)      (Zip Code)

				(708) 852-8800
	     (Registrant's telephone number, including area code)

	 Securities registered pursuant to Section 12(b) of the Act:

						   Name of each exchange
    ___Title_of_each_class__                     ___on_which_registered___
     Common stock, par value                      New York Stock Exchange
	 $1.00 per share                           Chicago Stock Exchange

	 Securities registered pursuant to Section 12(g) of the Act:
				     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes[_X__]    No[    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
Form 10-K or any amendment to the Form 10-K. [    ]

Aggregate market value of common stock, $1 par value, held by non-affiliates as of February 15, 1994: $68,129,997

As of February 15, 1994, 22,026,695 shares of the Registrant's common stock were outstanding.

		     Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 26, 1993 are incorporated by reference into Part II. Portions of the Registrant's Proxy Statement for the 1994 Annual Meeting of Shareholders (to be filed) are incorporated by reference into Parts III and IV.
PAGE

		      THE INTERLAKE CORPORATION
		     Form 10-K Annual Report - 1993
			    Table of Contents



PART I                                                                     Page
   Item 1.   Business                                                         3
   Item 2.   Properties                                                      11
   Item 3.   Legal Proceedings                                               12
   Item 4.   Submission of Matters to a Vote of Security Holders             12

PART II
   Item 5.   Market for the Registrant's Common Equity and Related           13
	     Stockholder Matters
   Item 6.   Selected Financial Data                                         14
   Item 7.   Management's Discussion and Analysis of Results of              15
	      Operations and Financial Condition
   Item 8.   Financial Statements and Supplementary Data                     15
   Item 9.   Disagreements on Accounting and Financial Disclosure            15

PART III
   Item 10.  Directors and Executive Officers of the Registrant              16
   Item 11.  Executive Compensation                                          18
   Item 12.  Security Ownership of Certain Beneficial Owners and Management  18
   Item 13.  Certain Relationships and Related Transactions                  18

PART IV
   Item 14.  Exhibits, Financial Statement Schedules and Reports on          19
	     Form 8-K

Signatures                                                                   30

























						2
PAGE

				    PART I



As used herein, the term "Company" means The Interlake Corporation and its subsidiaries. The terms "Interlake" and "Registrant" mean The Interlake Corporation, the parent company.


ITEM 1 - BUSINESS

General

The Company is a multinational corporation engaged in the design, manufacture and sale or distribution of value-added metal and related products for the automotive, aerospace, materials handling and packaging industries. The Company's operations are divided into two segments: Engineered Materials and Handling/Packaging Systems. (See Note 8 of Notes to Consolidated Financial Statements.)

Engineered_Materials

The Engineered Materials segment includes Special Materials, which produces ferrous metal powder used to manufacture precision parts, and Aerospace Components, which manufactures precision jet engine components and repairs jet engine fan blades. The two units which comprise Engineered Materials generally use proprietary and patented processes to produce precise, high value-added metal powders or components.

Special_Materials

General - The Company conducts its Special Materials business through Hoeganaes Corporation, which is the North American market leader in the production of ferrous metal powder. Ferrous metal powder is used by customers primarily to manufacture precision parts for automobiles, light trucks, farm and garden equipment and appliances. Precision parts produced using powdered metal technology have certain cost and design advantages over parts produced using conventional techniques such as forging, casting or machining, as they may be manufactured with less wasted raw material, lower labor costs and little or no additional machining.

Hoeganaes' business strategy centers on research and development of new powder metal products, manufacturing processes and applications while maintaining a broad product line and cost-efficient, strategically located production facilities. This strategy allows Hoeganaes to meet its customers' quality control standards and "just in time" inventory requirements.

Production - Hoeganaes has two basic production processes. The first process is atomizing which converts selected scrap steel into powders through the use of an electric furnace steel making and spraying system. Hoeganaes has the two largest atomizing plants in North America. The second process is direct reduction which converts high purity iron ore into a unique, highly porous metal powder. Hoeganaes has the only direct reduction process facility in North America. Hoeganaes also formulates these powders into press-ready mixes for its customers. In addition, Hoeganaes produces proprietary products such as patented bonded materials.

				      3
PAGE

Market Share - The Company believes that Hoeganaes has been the largest North American producer of ferrous metal powders for the last 25 years. Hoeganaes' size provides it with economies of scale in production, marketing and research and development.

Markets - The North American market for ferrous metal powders can be divided into two segments: structural parts (metal powder to be compressed into solid parts) and powders principally used in welding, chemicals and photocopying.

Uses for structural parts comprise an estimated 80% of the North American market for ferrous metal powders. Approximately 60% of Hoeganaes' sales are for automotive applications, which include components for transmissions, engines and suspension systems. For automobile applications, Hoeganaes generally supplies metal powder to component manufacturers as opposed to directly supplying vehicle manufacturers.

The non-structural market for ferrous metal powders generally consists of applications in welding and chemicals and for use as a carrier agent for photocopier toner. Ferrous metal powders are also used by pharmaceutical companies as catalysts in blood thinning agents and for use in nutritional iron supplements.

Minority Interest - The Company owns 80% of the capital stock of Hoeganaes. The remaining 20% is owned by Hoganas AB, a Swedish corporation. Agreements between the owners of Hoeganaes define the structure of the Hoeganaes board of directors, grant to each party a right of first refusal with respect to a proposed sale of Hoeganaes stock and provide for technology exchanges and tax sharing arrangements.

Aerospace_Components

General - The Company conducts its Aerospace Components business through Chem-tronics, Inc., which manufactures precision jet engine ducts, rings and casings and other large aerospace components ("Fabrication"). Chem-tronics is also a leader in jet engine fan blade repair ("Repair"). Chem-tronics' business strategy focuses on developing and implementing advanced manufacturing technologies in order to maintain high quality standards and to satisfy customer needs on a timely basis.

Fabrication

General - Chem-tronics' Fabrication business is engaged in the production of precision jet engine ducts, rings and casings and other large aerospace components used in military and commercial aircraft engines and launch vehicles in the space program. Chem-tronics offers its customers a vertically integrated facility, thereby eliminating the need for numerous subcontractors for a single component. The principal products are sold to prime contractors under arrangements which generally establish Chem-tronics as the sole source. The strategy of the Fabrication business is to diversify and realign the aerospace component business by: reducing the dependence on military business by expanding the commercial and space segments, lowering costs to improve its competitive posture and improving its core technologies.




				      4
PAGE

Production Processes - The primary processes used in the Fabrication business are chemical milling, welding, forming, machining, non-destructive testing and inspection. The "Unistructure" chemical milling process has been used to manufacture both military and commercial jet engine ducts and is used for structures where strength and weight are critical. This "Unistructure" chemical milling process etches away unneeded metal, leaving a stiffening rib structure on the surface of the product. This patented rib structure is integral, or part of the surface metal itself, rather than being attached to the surface. Products manufactured using the "Unistructure" process are light, strong, easy to inspect and generally cost less to produce than products made solely by conventional processes.

Products and Customers - The Fabrication business produces titanium ducts which are used as part of the structural framework for jet engines and for containing the air flows used for thrust. Other products include jet engine fan containment cases, rings, complete fan case assembly modules and complex fabrications for large commercial turbofan engines. The primary customers of the Fabrication business are the original equipment manufacturers of jet engines ("OEMs"). In addition to its normal contracts for commercial and military engine components, this business also is involved in various ongoing space programs and has entered into a long-term contract for compressor cases for commuter aircraft jet engines.

Repair

General - Chem-tronics' Repair business operates Federal Aviation Administration ("FAA") approved repair facilities that serve over 100 airlines, engine overhaul centers, and OEMs with repair capabilities for fan and compressor blades for commercial and military jet aircraft. The cost of repairing a jet engine fan blade generally averages 10-20% of its replacement cost. Growth in this business through 1992 had been based on increases in market share and size but depressed market conditions in 1993 have led to revenue declines. The Company believes that Repair has a leading market share in commercial jet engine fan blade repair performed by independent blade repair facilities.

Repair Capabilities - Repair, by virtue of its FAA certification, is considered certified by the Civil Aviation Aeronautics Board and the British Civil
Aviation Authority and is certified by all major OEMs (e.g., General Electric, Pratt & Whitney and Rolls-Royce) to repair substantially all commercial jet engine fan blades manufactured in the western world. Frequently, when OEMs develop a new engine, Chem-tronics assists in modification and improvements during the development stage. As a result, Chem-tronics is often the first FAA-certified repair center for such engines. The Company believes this gives Chem-tronics certain competitive advantages and also believes that Chem-tronics has a competitive advantage in terms of quality.

Customers - The Repair business services OEMs, major airlines and engine overhaul centers.

Handling/Packaging_Systems

The Handling/Packaging Systems segment is comprised of the Company's domestic and international Handling and Packaging units. Handling designs, manufactures and sells storage rack, shelving, and related equipment primarily for use in warehouses, distribution centers and for other storage applications. The
				      5
PAGE

Company believes that Handling is the world's largest manufacturer of storage rack. Packaging designs and sells machinery for applying strapping and stitching wire, and also supplies strapping and stitching wire for use in these machines.

Handling

General - The Company's Handling operations are conducted through Interlake Material Handling ("Material Handling") in the U.S., Canada, and Australia and through Dexion Group in Europe. The Dexion name is well recognized in Europe and provides Handling with certain marketing advantages. The Handling operations design, manufacture, and sell storage rack, angle, conveyors, and conveyor systems both in the U.S. and in Europe, and shelving and office partitioning in Europe. Handling's entire product line (other than office partitioning) is also manufactured and sold in Australia. Certain products are also sold in Asia Pacific, South America, Africa and the Middle East.

Handling's distribution network allows it to satisfy the needs of large customers and projects, as well as smaller, geographically distant customers. Handling's design capabilities and large manufacturing capacity enable it to undertake large scale projects where these capabilities may be most advantageously utilized. Handling's large size allows it to realize significant economies of scale in product development, design and manufacturing.

Products - Handling's primary product is storage rack which is used for storing unit loads in distribution centers, warehouse facilities and factory shipping and receiving departments. Storage rack consists of two primary pieces, a vertical steel frame and a horizontal steel beam that links the frames together. Storage rack can be assembled in a variety of configurations depending on individual customer needs. Handling offers a broad range of products, including products that allow for FIFO and LIFO storage and retrieval, for the storage of bulky, awkwardly shaped items (lumber, carpet rolls, furniture, etc.) and for the storage and retrieval of very heavy items.

Handling also sells conveyors and conveyor systems which range from simple gravity conveyors to complex belt and chain powered conveyors. In Europe, Handling manufactures and sells partitioning for offices, office storage equipment, and angle and shelving.

Market Share - The Company believes Handling is the world's largest manufacturer of storage rack, with the largest market share in the U.S., the U.K., Belgium and Australia, and the second largest market share in Germany.

Product Development, Design and Manufacturing - In addition to competing on the basis of cost, Handling utilizes proprietary software, computer aided design applications and its in-house structural engineering staff to design the optimal solution for each customer's storage requirements. Furthermore, extensive technical training for its sales staff and for third-party distributors allows for a better assessment of customer needs. Handling's design software is also used to generate detailed bills of material which automatically specify the size, type and quantity of all components to be used in the project. This allows for better coordination between the sales, design and manufacturing functions.



				      6
PAGE

Handling's facilities generally purchase steel coils and then form, finish and paint the steel for various storage applications. Steel comprises approximately 60-70% of production cost. While Handling believes it is a low cost producer, continuing emphasis is placed on overhead and manufacturing cost control and the efficient utilization of raw materials.

Sales and Distribution - The Company believes that Handling's domestic and international direct sales force and extensive distributor network give it a significant competitive advantage. Domestically, Handling is represented by a network of over 180 distributors. In the U.K., Handling utilizes an independent distributor network, wholly-owned distribution centers and a direct sales force, while in Germany, Handling conducts its sales efforts exclusively through a direct sales force and wholly-owned distribution centers. Handling believes that its direct sales force allows it to satisfy the complex needs of large customers and applications, while its extensive distributor network allows it to reach smaller, geographically distant customers.

Customers - Handling's customers are primarily engaged in the retailing and wholesaling of food and consumer durables and non-durables.

Packaging

General - Packaging designs and sells machinery for applying steel and non-metallic strap in the U.S., Canada and the U.K. Packaging also sells non-metallic strap in the U.S., and both steel and non-metallic strap in the U.K. and Canada, for use in such machines. Packaging designs, manufactures and distributes wire stitching equipment. Many of the industries served by Packaging are highly cyclical. As a result, Packaging has focused on lowering or eliminating certain fixed costs and improving production efficiencies in an effort to maintain profitability even during severe cyclical downturns.

Products and Customers - Strapping markets are segmented by strapping strength requirements. Non-metallic products have cost, safety and other advantages, but are currently limited by the strength of the joint. As technology has improved, applications for non-metallic products have expanded. Due to the safety advantages and improving strength characteristics of non-metallic strapping, Packaging has focused its engineering and development efforts on the non-metallic strap market. Steel strapping is used predominantly by heavy goods manufacturers to bundle products or reinforce existing packaging. The principal end-users of steel strapping are the steel, lumber, brick, and concrete industries. Non-metallic strapping is marketed to a broad customer base, with primary emphasis on the corrugated, newspaper, graphics, can, bottle, textile and distribution industries. Wire stitching machines serve a wide customer base including the corrugated box, graphic arts, automotive, agricultural and food industries.

Packaging currently designs strapping machines which are manufactured to its specifications by third parties. Strap produced by a given manufacturer can generally be used with machines produced by another manufacturer; however, most users purchase strap and machines from the same supplier.

Production - For steel strapping, Packaging purchases raw materials in the form of steel coils which are then slit into bands. The bands are further slit into straps of various widths. The strap is then either zinc coated or painted in order to prevent rusting. Rust resistant strap is important for the lumber and brick industries where product is exposed to the elements and strap is subject to rusting.
				      7
PAGE

For non-metallic strapping, Packaging purchases raw materials in the form of pelletized or flake polyester and polypropylene which is often blended with recycled materials. Non-metallic strapping is manufactured through a continuous extrusion process. This material is then shaped and chilled, then reheated and stretched to the appropriate width and thickness and, finally, annealed, relaxed and either slit or embossed, cooled to minimize shrinkage and wound into coils.

Market Share - The Company believes that the Canadian steel strapping unit generally has the largest market share in its market. The Company also believes that the U.K. steel strapping unit has the second largest market share in its market and that the U.K. non-metallic strapping and non-metallic machines units have leading market shares in certain areas. In the U.S., Packaging is a leading supplier of plastic strapping and stitching products.

Sales, Distribution and Servicing - Packaging's direct sales force services clients in the U.S., the U.K. and Canada. In the U.S., Packaging also utilizes a network of over 350 distributors to service smaller customers. Within each sales force, product specialists are trained to service the needs of specific industries such as publishing or lumber. Due to the fact that most of Packaging's customers utilize its products for high volume applications, Packaging has an extensive field service organization to allow it to respond rapidly to customer service needs. The Company believes that its sales/distributor network and its field service capabilities give it significant advantages over smaller competitors.

Customers; Order Backlogs

Engineered Materials - Sales to General Electric and United Technologies accounted for approximately 50% of Aerospace Components' sales, equivalent to 16% of Engineered Materials' sales and 5% of total Company sales in 1993. The Company is a supplier to these companies and has no other significant relationship with them. Sales to these companies are made pursuant to purchase orders.

At December 26, 1993 and December 27, 1992, the backlog of orders for Engineered Materials was $73.6 million and $82.9 million, respectively. Special Materials' backlog, which is generally short-term in nature, was up 11%. Aerospace Components' backlog was down 19% due mainly to reductions in military business. All orders for Engineered Materials at December 26, 1993 were believed to be firm, but approximately 42% of these orders are subject to renegotiation. Approximately 83% of these orders are expected to be delivered during 1994.

Handling/Packaging Systems - Handling/Packaging Systems' products are sold to a substantial number of industrial customers, none of which individually purchased a significant portion of the segment's output in 1993. The backlog of orders for this segment at December 26, 1993 was $71.6 million compared to $81.0 million at December 27, 1992 (in each case applying foreign exchange rates at December 26, 1993), due to lower orders in the European Handling business. All orders at December 26, 1993 were believed to be firm and are expected to be filled during 1994.





				      8
PAGE

Competition

Competition is vigorous in both of the Company's business segments. Factors normally affecting competitive conditions are product quality, technological development, price and service. The Company competes with a variety of other entities in each of its businesses.

Research and Development

Research activities are directed towards developing primary products and processes. Expenditures on research activities by business segment were as follows:

                                         						 1993      1992      1991
						                                               (in millions)

    Engineered Materials                         $2.1      $2.2      $2.5
    Handling/Packaging Systems                   _1.1      __.6      _1.3
       	 Total                                   $3.2      $2.8      $3.8

The Company believes that these amounts are adequate to maintain its competitive positions in the businesses in which it operates.

Patents

The Company holds domestic and foreign patents covering certain products and processes in both business segments. While these patents are considered important to the ability of the segments to compete, unpatented manufacturing expertise is considered equally important. Future profitability of these segments is therefore not considered dependent upon any one patent or group of related patents.

Environmental Matters

The Company's operations are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, and as a result the Company is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. In addition, the Company's future capital and operating expenditures will continue to be influenced by environmental laws and regulations; however, the Company does not believe these expenditures are likely to have a material adverse effect on its earnings or its ability to compete with other companies. In 1993, capital expenditures for environmental compliance were $2.9 million and the Company estimates that environmental capital spending for 1994 will be $1.5 million. In 1993 and 1991, the Company incurred special nonoperating charges of $4.8 million and $6.0 million, respectively, to provide for estimated environmental liabilities in connection with certain sites not related to its ongoing operations. (See Management's Discussion and Analysis - Nonoperating Items, and Note 17 of Notes to Consolidated Financial Statements.)








				      9
PAGE

Employees

At December 26, 1993 the Company employed a total of 4,619 persons, consisting of 2,059 salaried and 2,560 hourly employees. Of the hourly employees, 57% are represented by unions, with no single union representing a significant number of the hourly employees.

Raw Materials

The Company's principal raw materials are steel and steel scrap which are purchased in the open market where no shortages are anticipated. The Company also purchases large extruded metal shapes and milled products that are available from a limited number of suppliers and high quality iron ore imported from a limited foreign source. The Company believes these sources are adequate to provide for the current and future needs of each of the Company's segments and believes that, if necessary, adequate substitute supplies and suppliers could be obtained without any material adverse effect on the Company's operations or operating results. The Company's conclusions as to availability and impact are based upon the Company's general knowledge of the markets for its raw materials, and its use of alternative sources from time to time.





































				      10
PAGE

ITEM 2 - PROPERTIES

The following are the principal properties of the Company, listed by business unit:
										    Usable Space
___Business_Unit___      _______________Function_______________     _Owned/Leased_  (Square_Feet)
HOEGANAES
  Riverton, NJ            Manufacture iron and steel metal powder     Owned             496,000
  Gallatin, TN            Manufacture steel metal powder              Owned             168,000
  Milton, PA              Bonding and blending metal powder,          Owned             102,000
                      			   warehouse

CHEM-TRONICS
  El Cajon, CA            Manufacture aerospace components and        Owned             230,000 *
                    			   repair of jet engine fan blades
								                                                              Building owned     39,000
								                                                              on leased land
  Tulsa, OK               Repair of jet engine fan blades             Leased             42,000

HANDLING
Interlake Material Handling
  Pontiac, IL             Manufacture storage rack and slotted angle  Owned             400,000 *
  Sumter, SC              Manufacture storage rack                    Owned             250,000 *
  Blacktown, Australia    Manufacture storage rack, slotted angle,    Owned             135,000 *
                     			   shelving, and conveyors
  Lodi, CA                Manufacture storage rack                    Owned             125,000 *
  Shepherdsville, KY      Manufacture conveyors                       Owned             106,000 *
  Wacol, Australia        Manufacture shelving and wire products      Owned              30,000 *

Dexion Group
  Hemel Hempstead, U.K.   Manufacture storage rack, slotted angle,    Building owned    353,000
                     			   shelving and partitioning                  on leased land
  Laubach, Germany        Manufacture storage rack, slotted angle,    Owned             335,000
			                        shelving, partitioning and conveyors
  Gainsborough, U.K.      Manufacture conveyors                       Building owned    103,000
								                                                              on leased land
  Nivelles, Belgium       Manufacture storage rack and slotted angle  Owned             101,000
  Halle, Germany          Manufacture steelwork and conveyors         Owned              90,000
  Kilnhurst, U.K.         Manufacture storage rack                    Owned              89,000 *

PACKAGING
  Scarborough, Canada     Manufacture steel strap, edgeboard,         Owned             135,000 *
                     			   collated nails and strapping equipment
  Kilnhurst, U.K.         Manufacture steel strap, seals, tools       Owned              97,000
			                        and machines
  Racine, WI              Manufacture stitching machines              Leased             70,000
  Fountain Inn, SC        Manufacture non-metallic strap              Owned              61,000 *
  Hodgkins, IL            Machine preparation, warehouse              Leased             32,000
  Maidenhead, U.K.        Machine preparation, warehouse              Owned              22,000
  Strood, U.K.            Manufacture over/under-wrappers             Leased              6,000
			                        and conveyors

  The properties marked with an asterisk (*) are subject to mortgages pursuant to the Registrant's bank credit agreement and will be subject to mortgages pursuant to the Amended Credit Agreement. In addition to the facilities described above, the Company owns two other warehouses and leases various warehouses and sales and administrative facilities. The Company believes that its manufacturing facilities are properly maintained and that productive capacity is adequate to meet the requirements of the Company.

						11
PAGE

ITEM 3 - LEGAL PROCEEDINGS

The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business. Neither the Registrant nor any of its subsidiaries is a party to any legal proceedings which are `material' within the meaning of regulations of the Securities and Exchange Commission presently in effect. Additional information is contained in Notes 17 and 18 of Notes to Consolidated Financial Statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.













































				      12
PAGE

				   PART II



ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The principal market for Interlake's common stock is the New York Stock Exchange (ticker symbol IK). The common stock is also listed on the Chicago Stock Exchange and is admitted to unlisted trading on the Pacific Coast Exchange and the Boston Exchange.

Interlake has not paid a dividend or made a distribution with respect to its common stock since the third quarter of 1989. Restrictions under Interlake's bank credit agreement (see Note 15 of Notes to Consolidated Financial Statements) will prevent it from paying any cash dividends in 1994 or in the foreseeable future.

On December 26, 1993 there were approximately 7,884 holders of record of Interlake's common stock.

High and low prices of Interlake's common stock during each of the eight calendar quarters ending on December 31, 1993 were:

                     	    ________1993________    _______1992________


			                       _______Price_________   ______Price________
			                        __High________Low_________High________Low__
Calendar Quarter Ended
 March 31                   $4 3/4       3 5/8      $9 3/8      $5 3/8
 June 30                     4 3/8       3 1/8       6 3/8       3 7/8
 September 30                4 5/8       3 3/8       4 1/2       3 1/2
 December 31                 4 1/8       2 1/2       4 1/4       3 1/4





















				      13
PAGE

ITEM 6 - SELECTED FINANCIAL DATA

                         				      1993              1992              1991              1990             1989
					       (in thousands except per share data)

For_the_Year

   Net sales of continuing
     operations                     $681,330          $708,199        $714,742           $786,279         $827,739

   Income(loss) from continuing
     operations before extraordinary
     loss and accounting change     $(25,962)<F1><F3> $(13,990)<F2>   $(13,744)<F2><F3>  $(12,843)<F2>    $  2,397<F2>

   Income(loss) from continuing
     operations before extraordinary
     loss and accounting change per
     common share                   $  (1.18)<F1><F3> $   (.84)<F2>   $  (1.31)<F2><F3>  $  (1.22)<F2>    $    .23<F2>
   Cash dividends per
     common share                        -                   -              -                -               45.75<F4>
   Average number of shares
     outstanding                      22,027            16,574          10,484             10,516            10,291


At_Year_End

   Working capital
    - cash and cash equivalents     $ 31,934          $ 38,640        $ 10,541           $ 18,473         $ 16,181
    - other working capital         __41,935          __54,149        __50,806           __51,547         _100,495
    - total working capital           73,869            92,789          61,347             70,020          116,676
    - current ratio                 1.5 to 1          1.6 to 1        1.4 to 1           1.4 to 1         1.6 to 1

   Total assets                     $477,035          $511,292        $478,067           $518,997         $594,509

   Long-term debt, including
     current maturities              443,135           450,801         471,441            494,615          555,193
   Convertible Exchangeable
     Preferred Stock                  39,155            39,155               -                  -                -

   Common shareholders' equity      (259,767)         (232,718)       (239,465)          (226,808)        (202,971)

<F1>   includes a restructuring charge of $5,611 (see Note 2 of Notes to Consolidated Financial Statements)

<F2>   includes unusual items of expense of $2,523, $3,344, $13,482 and $26,146 in 1992, 1991, 1990 and 1989,
       respectively, due to the 1989 restructuring program (see Note 6 of Notes to Consolidated Financial
       Statements)

<F3>   includes nonoperating charges for environmental matters of $4,750 and $6,000 in 1993 and 1991, respectively (see Note 17 of Notes to Consolidated Financial Statements)

<F4>   includes a special cash dividend of $45 per share paid in connection with the 1989 restructuring program

1989 was a 53-week year while all other periods were 52-week years.

						     14
PAGE

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

See Pages 12 through 18 of the 1993 Annual Report to Shareholders.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Pages 20 through 44 of the 1993 Annual Report to Shareholders.


ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.











































				      15
PAGE

					     PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Information about directors and nominees required by this item is incorpor-ated by reference to the Registrant's definitive proxy statement to be filed in connection with its 1994 Annual Meeting of Shareholders.

(b) The executive officers listed below are elected annually by the Board of Directors of the Registrant, to serve for a term of office of one year and until their successors are elected. Years prior to 1986 include service with Interlake, Inc.


				     Executive
_________Name__________    _Age_   Officer_Since   _________Positions_During_Last_5_Years__________
W. Robert Reum              51         1982        Chairman of the Board since April 1991 and
                                           					   President and Chief Executive Officer since
						                                             January, 1991; President and Chief Operating
						                                             Officer from August 1989 to December 1990;
						                                             Executive Vice President from May 1988 to
						                                             August 1989

Craig A. Grant              46         1991        Vice President - Human Resources since
                                          						   May 1991; human resources executive at The Ceco
						                                             Corporation for more than five years of which
						                                             two were as Vice President - Human Resources

John J. Greisch             38         1991        Vice President - Finance, Treasurer and Chief
                                          						   Financial Officer since February 1993; Vice
						                                             President from January through February 1993;
						                                             Managing Director of Dexion Group plc from May
						                                             1991 through December 1992; Group Finance
						                                             Director of Dexion Group plc from October 1989
						                                             to September 1990; Managing Director of
						                                             Dexion Limited from February 1990 to November 1992;
						                                             Vice President - Finance of the Material Handling
						                                             Division of The Interlake Companies, Inc.
						                                             from May 1988 to October 1989

John P. Miller              36         1993        Controller since April 1993;  Vice President -
                                          						   Finance of the Material Handling Division
						                                             of The Interlake Companies, Inc. from October
						                                             1989 to April 1993; Manager, Division Accounting
						                                             for the Material Handling Division from May 1988
						                                             to October 1989; Manager, Financial & Systems
						                                             Analysis for the Material Handling Division from
						                                             May 1987 through April 1988






						  16
PAGE

				     Executive
_________Name__________    _Age_   Officer_Since   _________Positions_During_Last_5_Years__________

Stephen R. Smith            37         1991        Vice President, Secretary and General Counsel
                                          						   since January 1993; Vice President and General
						                                             Counsel from January through December 1992;
						                                             Vice President - Law from September to
						                                             December 1991; Partner in the Chicago law
						                                             firm of Hopkins & Sutter from 1987 to
						                                             September 1991


The Registrant has determined that the operating executives named below are "executive officers" as defined by the Securities and Exchange Commission. Mr. Gregory was appointed president of the Material Handling Division of The Interlake Companies, Inc. by that subsidiary's management. The remaining operating executives were elected by boards of directors of the subsidiaries named below. None of such operating executives is an executive of the Registrant.

				     Executive
_________Name__________    _Age_   Officer_Since   _________Positions_During_Last_5_Years__________
Stephen Gregory             44         1989        President of the Material Handling Division,
                                           					   which manufactures and distributes storage
						                                             rack, conveyors, and conveyor systems,
						                                             since June 1989; Finance Director of Dexion
						                                             Group plc from 1983 to June 1989

James Legler                45         1988        President, Chem-tronics, Inc., the subsidiary
                                            				   which manufactures precision engine components
						                                             and provides jet engine component
						                                             repairs, since December 1988

Robert A. Pedersen          48         1986        President, Interlake Packaging Corporation,
                                          						   the subsidiary which produces and distributes
						                                             strapping, and strapping products and equipment

Bernd Stiller               53         1993        Managing Director of Dexion Group plc, the
                                          						   subsidiary which produces material handling
						                                             and storage products in Europe, since
						                                             January 1993; Managing Director of
						                                             Dexion GmbH since 1986

Ian A. White                62         1982        President, Hoeganaes Corporation, the
                                           					   subsidiary which produces powdered metals











						17
PAGE

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated into this report by reference to the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed in connection with its 1994 Annual Meeting of Shareholders. Notwithstanding the foregoing sentence, the information set forth under "Executive Compensation - Report of the Compensation Committee on Executive Compensation" and "Executive Compensation - Performance Graph" in the Registrant's definitive proxy statement to be filed in connection with its 1994 Annual Meeting of Shareholders is not incorporated herein.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated into this report by reference to information under the caption "Voting Securities and Security Ownership By Certain Persons and Management" in the Registrant's definitive proxy statement to be filed in connection with its 1994 Annual Meeting of Shareholders.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


































				      18
PAGE

				   PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                                        								     Page in
								                                                             Annual
1.  Financial Statements                                             Report*

    Report of Independent Accountants                                   19
    Consolidated Statement of Operations for the Years Ended
    December 26, 1993, December 27, 1992 and December 29, 1991          20
    Consolidated Balance Sheet at December 26, 1993 and
    December 27, 1992                                                   21
    Consolidated Statement of Cash Flows for the Years Ended
    December 26, 1993, December 27, 1992 and December 29, 1991          22
    Consolidated Statement of Shareholders' Equity for the
    Years Ended December 26, 1993, December 27, 1992 and
    December 29, 1991                                                   23
    Notes to Consolidated Financial Statements                          24

 * Incorporated by reference from the indicated pages of the 1993 Annual Report to Shareholders

								     Page in
2.  Financial Statement Schedules                                    Form 10-K
    Report of Independent Accountants on Financial Statement
    Schedules                                                           25
    Schedule V--Property, Plant and Equipment                           26
    Schedule VI--Accumulated Depreciation, Depletion and
    Amortization of Property, Plant and Equipment                       27
    Schedule VIII--Valuation and Qualifying Accounts                    28
    Schedule X--Supplementary Income Statement Information              29

    All other schedules are omitted because of the absence of conditions under which they would have been required or because the required information is disclosed in the financial statements or notes thereto.

3. Exhibits
                                                      								      Sequential
							                                                             Numbering
Exhibit                                                               System
Number                         Item                                  Page No.

3. Articles of Incorporation and Bylaws

    3.1  Composite of the Registrant's Restated Certificate of          None
	        Incorporation as amended, incorporated by reference to
       	 Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended December 27, 1992 (the "1992 10-K"),
	        Commission File 1-6345





				      19
PAGE

    3.2  Bylaws of registrant as amended and restated dated             None
         August 23, 1990, incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the year ended December 30, 1990 (the "1990 10-K"), Commission
	        File 1-6345

4.  Instruments Defining the Rights of Security Holders including Indentures

    4.1  Form of Indenture (including form of Senior Subordinated       None
       	 Debenture), incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-2,
	        File No. 33-46247, as amended (the "Debt S-2")

    4.2  Rights Agreement dated as of January 26, 1989 between the      None
       	 Registrant and the First National Bank of Chicago, as Rights
	        Agent, (the "Rights Agreement") incorporated by reference to
	        Exhibit 2 of the Registrant's Registration Statement on
	        Form 8-A dated as of January 27, 1989

    4.3  Amendment to Rights Agreement dated as of August 15, 1989,     None
       	 incorporated by reference to Exhibit (a) of the Company's
	        Form 8 dated May 22, 1990

    4.4  Amendment to Rights Agreement dated as of May 7, 1990,         None
       	 incorporated by reference to Exhibit (b) of the Company's
	        Form 8 dated May 22, 1990

    4.5  Form of Amendment to Rights Agreement, incorporated by         None
         reference to Exhibit 4.5 of the Registrant's Registration
	        Statement on Form S-2, File No. 33-46248, as amended
       	 (the "Common Stock S-2")

    4.6  Preferred Stock Purchase Agreement dated as of March 6, 1992   None
       	 among the Registrant and the persons listed on the Schedule of Purchasers attached thereto, incorporated by reference to
	        Exhibit 4.6 of the Common Stock S-2

    4.7  Revised Form of Registration Rights Agreement among the        None
       	 Registrant and the parties listed on the signature pages thereof, incorporated by reference to Exhibit 4.4 of the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form S-2, File No. 33-37041 (the "IRN Post-Effective Amendment No. 4")

    4.8  Revised Form of Certificate of Designation of Series A-1       None
       	 Convertible Exchangeable Preferred Stock, Series A-2
	        Convertible Exchangeable Preferred Stock and Series A-3 Convertible Exchangeable Preferred Stock, incorporated by reference to Exhibit 4.5 of the IRN Post-Effective Amendment No. 4

    4.9  Revised Form of Certificate of Designation of Series B-1       None
       	 Convertible Exchangeable Preferred Stock, Series B-2
	        Convertible Exchangeable Preferred Stock and Series B-3 Convertible Exchangeable Preferred Stock, incorporated by reference to Exhibit 4.5 of the IRN Post-Effective Amendment No. 4

				      20
PAGE

    4.10 Form of Certificate of Amendment to the Registrant's Restated None Certificate of Incorporation relating to Common Stock and
	        Non-Voting Common Stock, incorporated by reference to
	        Exhibit 4.10 of the Common Stock S-2

    4.11 Form of Series 1 Junior Convertible Subordinated Debenture,    None
         incorporated by reference to Exhibit 4.11 of the Common Stock S-2

    4.12 Form of Series 2 Junior Convertible Subordinated Debenture,    None
       	 incorporated by reference to Exhibit 4.12 of the Common Stock S-2

    4.13 Series A-3 Preferred Stock Purchase Agreement dated as of      None
       	 May 7, 1992 by and between the Registrant and the persons listed on the signature pages thereto, incorporated by reference to Exhibit 4.9 of the IRN Post-Effective
       	 Amendment No. 4

    4.14 Form of Series 3 Junior Convertible Subordinated Debenture     None
       	 (Exchange Debentures relating to the Series A-3 Preferred
	        Stock), incorporated by reference to Exhibit 4.10 of the IRN Post-Effective Amendment No. 4

    4.15 Stock Purchase Agreement dated November 2, 1989 between the    None
       	 Registrant and LaSalle National Bank, trustee for The Interlake
	        Corporation Employee Stock Ownership Plan, incorporated by reference to Exhibit 10(v) of the Registrant's Annual Report on form 10-K for the year ended December 29, 1991 (the "1991 10-K"),
       	 Commission File 1-6345

    4.16 Form of Amended and Restated Credit Agreement, incorporated by None reference to Exhibit 10.15 of the IRN Post-Effective
	        Amendment No. 4

    4.17 First Amendment to the Amended and Restated Credit Agreement   None
       	 dated as of August 17, 1992, incorporated by reference to
	        Exhibit 4.18 of the 1992 10-K

    4.18 Second Amendment to the Amended and Restated Credit Agreement None dated as of October 30, 1992, incorporated by reference to
	        Exhibit 4.19 of the 1992 10-K

    4.19 The Registrant Term Notes dated June 18, 1992, incorporated by None reference to Exhibit 4.20 of the 1992 10-K

    4.20 The Registrant Revolving Notes dated June 18, 1992,            None
       	 incorporated by reference to Exhibit 4.21 of the 1992 10-K

    4.21 Subsidiary Term Notes dated June 18, 1992, incorporated by     None
       	 reference to Exhibit 4.22 of the 1992 10-K

    4.22 Subsidiary Revolving Notes dated June 18, 1992, incorporated   None
         by reference to Exhibit 4.23 of the 1992 10-K



				      21
PAGE

    4.23 The Registrant Delayed Draw Notes dated June 18, 1992,         None
       	 incorporated by reference to Exhibit 4.24 of the 1992 10-K

    4.24 The Registrant Deferred Term Notes dated June 18, 1992,        None
       	 incorporated by reference to Exhibit 4.25 of the 1992 10-K

    4.25 The Registrant Pledge Agreement dated September 27, 1989,      None
       	 made by the Registrant and accepted by Chemical Bank, along
	        with stock certificates of the two subsidiaries, incorporated by reference to Exhibit 10(t) of the Registrant's Annual Report
	        on Form 10-K for the year ended December 31, 1989
	        (the "1989 10-K") Commission File 1-6345

    4.26 Amended and Restated Security Agreement dated September 27,    None
       	 1989 and amended and restated as of August 17, 1992 between the Registrant and Chemical Bank, incorporated by reference to Exhibit 4.27 of the 1992 10-K

    4.27 Amended and Restated Security Agreement among Certain          None
       	 Subsidiaries of the Registrant and Chemical Bank dated as of September 27, 1989 and amended and restated as of August 17, 1992, incorporated by reference to Exhibit 4.28 of the 1992 10-K

    4.28 Third Amendment, dated August 20, 1993, to the Amended and     None
       	 Restated Credit Agreement, incorporated by reference to the
	        Registrant's quarterly report on Form 10-Q for the quarter ending September 26, 1993

    4.29 Fourth Amendment, dated December 22, 1993, to the Amended and   ---
       	 Restated Credit Agreement

    4.30 Fifth Amendment, dated February 23, 1994, to the Amended and    ---
       	 Restated Credit Agreement

10. Material Contracts

    10.1  1994 Executive Incentive Compensation Plan                     ---

    10.2 Form of Agreement dated August 27, 1992 for the Cancellation None and Re-Granting of Non-Qualified Stock Options between the
	         Registrant and U.S. executive officers and employees, incorporated by reference to Exhibit 10.7 of the 1992 10-K

    10.3 Form of Agreement dated August 27, 1992 for the Cancellation None and Re-Granting of Non-Qualified Stock Options between the
	         Registrant and one foreign executive officer and foreign employees, incorporated by reference to Exhibit 10.8 of the 1992 10-K

    10.4  Form of Grant of Stock Award as of May 23, 1991 - Outside     None
       	  Director, incorporated by reference to Exhibit 10(a) of the 1991 10-K





				      22
PAGE

    10.5  Letter Agreement dated May 3, 1991 between the Registrant     None
          and one U.S. executive officer, incorporated by reference to
	         Exhibit 10(g) of the 1991 10-K

    10.6  Form of Grant of Stock Award as of April 26, 1990 - Outside   None
       	  Directors, incorporated by reference to Exhibit 10(a) of the 1990 10-K

    10.7  Amendment to Non-Qualified Stock Option Agreement and to Stock   None
       	  Appreciation Rights granted July 23, 1987 by the Registrant
	         to one U.S. executive officer, incorporated by reference to
          Exhibit 10(i) of the 1990 10-K

    10.8  Amendment to Non-Qualified Stock Option Agreement and to        None
       	  Stock Appreciation Rights granted July 28, 1988 by the
       	  Registrant to one U.S. executive officer, incorporated by reference to Exhibit 10(j) of the 1990 10-K

    10.9  1989 Stock Incentive Program, incorporated by reference to    None
       	  the proxy statement filed in connection with the Registrant's 1990 annual meeting of shareholders

    10.10 Amendment No. 1 to the Key Executive Severance Pay Plan       None
          effective as of August 5, 1988, incorporated by reference to
	         Exhibit 10(m) of the Registrant's Annual Report on Form 10-K for the year ended December 25, 1988 (the "1988 10-K") Commission File 1-6345

    10.11 Trust Agreement between the Registrant and Continental        None
       	  Illinois National Bank and Trust Company of Chicago with respect to the Key Executive Severance Pay Plan dated September 30, 1988, incorporated by reference to Exhibit 10(o) of the 1988 10-K

    10.12 Trust Agreement between the Registrant and Continental        None
       	  Illinois National Bank and Trust Company of Chicago with respect to The Interlake Corporation Restated Directors' Post-Retirement Income Plan dated September 30, 1988, incorporated by reference to Exhibit 10(p) of the 1988 10-K

    10.13 Trust Agreement between the Registrant and Continental        None
       	  Illinois National Bank and Trust Company of Chicago with respect to the Deferred Compensation Agreement dated
	         May 29, 1986 (as amended August 5, 1988) between the Registrant and Frederick C. Langenberg dated September 30, 1988, incorporated by reference to Exhibit 10(q) of the 1988 10-K

    10.14 Trust Agreement between the Registrant and Continental        None
          Illinois National Bank and Trust Company of Chicago with respect to the Deferred Compensation Agreement dated
	         May 29, 1986 (as amended August 5, 1988) between the Registrant and Grant L. Johnson dated September 30, 1988, incorporated by reference to Exhibit 10(r) of the 1988 10-K




				      23
PAGE

    10.15 Form of Indemnification Agreement between the Registrant and None Outside Directors, incorporated by reference to Exhibit 10(a)
	         of the Registrant's Annual Report on Form 10-K for the year ending December 27, 1987 (the 1987 10-K), Commission File 1-6345

    10.16 Form of Indemnification Agreement between the Registrant and None executive officers, including inside directors, incorporated
	         by reference to Exhibit 10(b) of the 1987 10-K

    10.17 Cross Indemnification Agreement dated as of May 29, 1986,     None
          between the Registrant and Acme Steel Company, incorporated by reference to Exhibit 10(b) of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1986 (the "1986 10-K"), Commission File 1-6345

    10.18 Parallel Loan Agreement dated as of May 29, 1986, between     None
       	  Acme Steel Company and The Interlake Companies, Inc., as amended by letter agreement dated June 27, 1986, incorporated by reference to Exhibit 10(c) of the 1986 10-K

    10.19 Tax Indemnification Agreement dated as of May 29, 1986,       None
       	  between the Registrant and Acme Steel Company, incorporated by reference to Exhibit 10(i) of the 1986 10-K

    10.20 Deferred Compensation Agreement dated May 29, 1986, between   None
       	  the Registrant and Frederick C. Langenberg, incorporated by reference to Exhibit 10(j) of the 1986 10-K

    10.21 Deferred Compensation Agreement dated May 29, 1986, between   None
       	  the Registrant and Grant L. Johnson, incorporated by reference to Exhibit 10(k) of the 1986 10-K

    10.22 Instrument of Assumption and Release dated May 29, 1986,      None
       	  between the Registrant, W. R. Reum and Acme Steel Company, concerning an April 12, 1982 Agreement between W. R. Reum and Interlake, Inc. (n.k.a. Acme Metals, Inc.), incorporated by reference to Exhibit (l) of the 1986 10-K

    10.23 Key Executive Severance Pay Plan established by the           None
       	  Registrant on May 29, 1986, incorporated by reference to Exhibit 10(n) of the 1986 10-K

13.1 Portions of the Annual Report to Shareholders for fiscal year       ---
     ended December 26, 1993 (With the exception of the data described in Part II, Items 7 and 8, no other data appearing in the Annual Report to Shareholders for the fiscal year ended
     December 26, 1993, is to be deemed filed as part of this Form
     10-K.)

22.  Subsidiaries of the Registrant                                      ---

23.  Consent of Experts and Counsel                                     None

     23.1 Consent of Price Waterhouse                                    ---

28.  Description of Capital Stock of the Registrant, incorporated by    None
     reference to Exhibit 28 of the 1992 10-K

				      24
PAGE

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of The Interlake Corporation

Our audits of the consolidated financial statements referred to in our report dated January 27, 1994 appearing on page 19 of the 1993 Annual Report to Shareholders of The Interlake Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in the Notes to Consolidated Financial Statements appearing on pages 24 to 42 of the 1993 Annual Report to Shareholders of The Interlake Corporation, the Company changed its method of accounting for postretirement benefits other than pensions and its method of accounting for income taxes in 1992.





PRICE WATERHOUSE

Chicago, Illinois
January 27, 1994





























				      25
PAGE

			      THE INTERLAKE CORPORATION AND CONSOLIDATED SUBSIDIARIES
				     SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


                    									                           Construction
				                                  __Land__    Buildings      Equipment   _in_Progress     _Total_
							                                               (in thousands)

  Balance at December 30, 1990        $  7,244    $ 75,124       $260,583      $  6,257       $349,208
    Additions at cost                      258         999         10,191         2,024         13,472
    Retirements or sales                   (29)       (200)        (5,022)          (37)        (5,288)
    Changes in exchange rates              (82)       (543)        (1,520)           48         (2,097)
    Other changes - add(deduct)       _______-    _____415       _____736      ____(279)      _____872

  Balance at December 29, 1991           7,391      75,795        264,968         8,013        356,167
    Additions at cost                        -       1,298         15,772         7,518         24,588
    Retirements or sales                   (14)         (5)        (4,161)            -         (4,180)
    Changes in exchange rates             (386)     (3,235)       (10,495)         (338)       (14,454)
    Other changes - add(deduct)       ____(128)   ____(224)      __(1,059)     _____126       __(1,285)

  Balance at December 27, 1992           6,863      73,629        265,025        15,319        360,836
    Additions at cost                        -         984         24,634       (11,078)        14,540
    Retirements or sales                     -        (108)        (2,682)            -         (2,790)
    Changes in exchange rates             (136)     (1,142)        (2,058)          (17)        (3,353)
    Other changes - add(deduct)       _______2    _____812       ____(859)     ______(2)      _____(47)

  Balance at December 26, 1993        $  6,729    $ 74,175       $284,060      $  4,222       $369,186



























							   26
PAGE

		       THE INTERLAKE CORPORATION AND CONSOLIDATED SUBSIDIARIES
			  SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
			  AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT



                                    				_Land_      Buildings      Equipment        _Total_
							                                                   (in thousands)
 Balance at December 30, 1990           $     -      $ 25,759       $156,836       $182,595
   Additions charged to costs
     and expenses                             -         2,399         18,404         20,803
   Retirements                                -           (49)        (3,815)        (3,864)
   Changes in exchange rates                  -          (232)          (900)        (1,132)
   Other changes - add(deduct)          ______-      ___1,843       __(2,034)      ____(191)

 Balance at December 29, 1991                 -        29,720        168,491        198,211
   Additions charged to costs
     and expenses                             -         2,176         18,282         20,458
   Retirements                                -            (5)        (3,523)        (3,528)
   Changes in exchange rates                  -        (1,379)        (8,265)        (9,644)
   Other changes - add(deduct)          ______-      ____(215)      ____(665)      ____(880)

 Balance at December 27, 1992                 -        30,297        174,320        204,617
   Additions charged to costs
     and expenses                             -         2,127         17,640         19,767
   Retirements                                -           (86)        (2,244)        (2,330)
   Changes in exchange rates                  -          (589)        (1,535)        (2,124)
   Other changes - add(deduct)          ______-      _____(74)      ____(361)      ____(435)

 Balance at December 26, 1993           $     -      $ 31,675       $187,820       $219,495


Note:  The estimated lives used in determining annual rates of depreciation to be applied to the cost for principal classes of assets are:
								     Years
					Buildings                   30 to 50
					Machinery and Equipment      8 to 18

















						     27
PAGE

		     THE INTERLAKE CORPORATION AND CONSOLIDATED SUBSIDIARIES
			SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



					                                       _______Additions________
                     			      Balance at    Charged to     Charged                     Balance at
			                           Beginning     Costs and      to Other                      End of
______Description______       _of_Year_    __Expenses__    Accounts<F1>   Deductions<F2>__Year___
					                                            	(in thousands)

Valuation accounts deducted from assets to which they apply:

Allowance for doubtful accounts receivable -

Year ended -
  December 26, 1993            $ 3,989       $   179       $   163        $(1,556)       $ 2,775

  December 27, 1992            $ 5,014       $ 1,283       $   201        $(2,509)       $ 3,989

  December 29, 1991            $ 5,513       $ 2,021       $   209        $(2,729)       $ 5,014


<F1>consists principally of recoveries of accounts charged off in prior years
<F2>consists principally of uncollectible accounts charged off and foreign exchange rate fluctuations


Amortization of goodwill -

Year ended -

  December 26, 1993            $18,646       $ 1,495       $     -        $      -       $20,141

  December 27, 1992            $14,077       $ 4,569       $     -        $      -       $18,646

  December 29, 1991            $11,272       $ 2,805       $     -        $      -       $14,077
















						28
PAGE

		THE INTERLAKE CORPORATION AND CONSOLIDATED SUBSIDIARIES
		SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION




					                                        ____________For_The_Years_Ended_____________
                                   					     December 26,    December 27,    December 29,
					                                        ____1993____    ____1992____    ____1991____
							                                                     (in thousands)
Maintenance and repairs                        $ 17,196        $ 18,451        $ 16,244


Depreciation and amortization of intangible
 assets, preoperating costs and
 similar deferrals                                 *               *               *

Taxes, other than payroll and income
 taxes (principally real estate and
 personal property taxes)                          *               *               *


Royalties                                          *               *               *


Advertising costs                                  *               *               *



*less than 1% of total sales and revenues























					      29
PAGE

					   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				       THE INTERLAKE CORPORATION



                               				       By_________________________________
					                                       W. Robert Reum
					                                       Chairman, President and
				                                     	  Chief Executive Officer
February 24, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

________Signature_________ _______________Title_______________


__________________________ Director, Chairman, President and )
W. Robert Reum              Chief Executive Officer          )
							                                                      )
__________________________ Vice President - Finance,         )
John J. Greisch             Treasurer and                    )
                     			    Chief Financial Officer          )
							                                                      )
__________________________ Controller and Chief              )
John P. Miller              Accounting Officer               )
							                                                      )
__________________________            Director               )
John A. Canning, Jr.                                         )
							                                                      )
__________________________            Director               )
James C. Cotting                                             )
							                                                      )
__________________________            Director               ) February 24, 1994
Arthur G. Hansen                                             )
							                                                      )
__________________________            Director               )
John E. Jones                                                )
							                                                      )
__________________________            Director               )
Frederick C. Langenberg                                      )
							                                                      )
__________________________            Director               )
Quentin C. McKenna                                           )
							                                                      )
__________________________            Director               )
William G. Mitchell                                          )
							                                                      )
__________________________            Director               )
Erwin E. Schulze                                             )
							                                                      )
				     30
PAGE

		       CONSENT_OF_INDEPENDENT_ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-4266 and 33-11428) of The Interlake Corporation of our report dated January 27, 1994 appearing on page 19 of the 1993 Annual Report to Shareholders of The Interlake Corporation which is incorporated by reference in this Annual Report on Form 10-K.



PRICE WATERHOUSE

Chicago, Illinois
January 27, 1994











































				      31
PAGE

					   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 				      THE INTERLAKE CORPORATION



                                      					By_/s/_W._ROBERT_REUM________
					                                        W. Robert Reum
				                                       	 Chairman, President and
					                                         Chief Executive Officer
February 24, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

________Signature_________   _______________Title_______________


/s/_W._ROBERT_REUM_________   Director, Chairman, President  )
W. Robert Reum                 and Chief Executive Officer   )
                                                 							     )
/s/_JOHN_J._GREISCH________   Vice President - Finance,      )
John J. Greisch                Treasurer and Chief Financial )
			                            Officer                       )
							                                                      )
/s/_JOHN_P._MILLER_________   Controller and Chief           )
John P. Miller                 Accounting Officer            )
							                                                      )
/s/_JOHN_A._CANNING,_JR.___              Director            )
John A. Canning, Jr.                                         )
				                                                 			     )
/s/_JAMES_C._COTTING_______              Director            )
James C. Cotting                                             )
							                                                      )
/s/_ARTHUR_G._HANSEN_______              Director            )February 24, 1994
Arthur G. Hansen                                             )
							                                                      )
/s/_JOHN_E._JONES__________              Director            )
John E. Jones                                                )
							                                                      )
/s/_FREDERICK_C._LANGENBERG              Director            )
Frederick C. Langenberg                                      )
							                                                      )
/s/_QUENTIN_C._MCKENNA_____              Director            )
Quentin C. McKenna                                           )
							                                                      )
/s/_WILLIAM_G._MITCHELL____              Director            )
William G. Mitchell                                          )
							                                                      )
/s/_ERWIN_E._SCHULZE_______              Director            )
Erwin E. Schulze                                             )
							                                                      )
					       30