Form 10-Q
period 1994-03-27
INTERLAKE CORP
filed 1994-05-06
CIK 790929

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549





                                  FORM 10-Q





               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




                For the quarterly period ended March 27, 1994
                        Commission file number 1-6345



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes__X__     No_____




As of April 15, 1994, 22,026,695 shares of the Registrant's common stock were outstanding.

PAGE

                           THE INTERLAKE CORPORATION
                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following consolidated financial statements as of March 27, 1994 are unaudited, but include all adjustments which the Registrant considers necessary for a fair presentation of results of operations and financial position for the applicable periods. Except as noted, all adjustments are of a normal recurring nature.

                        Consolidated Statement of Income
                           For the Three Months Ended
                       March 27, 1994 and March 28, 1993
                   (In thousands except per share statistics)
____________________________________________________________________________________
                                                                1994          1993
____________________________________________________________________________________
Net Sales                                                     $169,336      $168,470
Cost of products sold                                          129,863       126,799
Selling and administrative expense                            __27,440      __29,976

Operating Income                                                12,033        11,695
Non-operating (income) expense                                ____(996)     _____180

Earnings before Interest and Taxes                              13,029        11,515
Interest expense                                                12,818        12,980
Interest income                                               ____(277)     ____(671)

Income (Loss) Before Taxes and Minority Interest                   488          (794)
Provision for Income Taxes                                    ___1,988      ___1,880

Income (Loss) Before Minority Interest                          (1,500)       (2,674)
Minority Interest in Net Income of Subsidiaries               _____895      _____886

Net Income (Loss)                                             $ (2,395)     $ (3,560)

Net Income (Loss) Per Share                                   $   (.11)     $   (.16)

Weighted Average Shares Outstanding                             22,027        22,027

                                - 2 -
PAGE

                           THE INTERLAKE CORPORATION
                           Consolidated Balance Sheet
                      March 27, 1994 and December 26, 1993
                           (All dollars in thousands)

_________________________________________________________________________________________
Assets                                                          1994             1993
_________________________________________________________________________________________
Current Assets:
  Cash and cash equivalents                                   $ 17,606         $ 31,934
  Receivables, less allowances for doubtful accounts of
  $2,804 at March, 1994 and $2,775 at December, 1993           111,928          107,861
  Inventories - Raw materials and supplies                      24,903           22,230
              - Semi-finished and finished products             54,089           54,795
  Other current assets                                        __10,212         ___9,720
         Total Current Assets                                 _218,738         _226,540

Goodwill and Other Assets:
  Goodwill, less amortization                                   38,165           38,916
  Other assets                                                __62,598         __61,888
                                                              _100,763         _100,804

Property, Plant and Equipment, at cost                         371,417          369,186
Less - Depreciation and amortization                          (224,006)        (219,495)
                                                              _147,411         _149,691

          Total Assets                                        $466,912         $477,035
_________________________________________________________________________________________

Liabilities and Shareholders' Equity
_________________________________________________________________________________________
Current Liabilities:
  Accounts payable                                            $ 63,729         $ 60,382
  Accrued liabilities                                           40,680           43,272
  Interest payable                                               7,086           13,913
  Accrued salaries and wages                                    13,631           14,713
  Income taxes payable                                          18,296           17,866
  Debt due within one year                                    ___2,041         ___2,525
          Total Current Liabilities                           _145,463         _152,671

Long-Term Debt                                                _440,109         _440,610

Other Long-Term Liabilities and Deferred Credits              _103,615         _104,366
Preferred Stock - 2,000,000 shares authorized
  Convertible Exchangeable Preferred Stock - Redeemable,
  par value $1 per share, issued 40,000 shares                  39,155           39,155

Shareholders' Equity:
  Common stock, par value $1 per share, authorized
   100,000,000 shares, issued 23,228,695 shares                 23,229           23,229
  Additional paid-in capital                                    30,248           30,248
  Cost of common stock held in treasury (1,202,000 shares)     (28,047)         (28,047)
  Accumulated deficit                                         (255,610)        (253,215)
  Unearned compensation                                        (10,971)         (11,279)
  Accumulated foreign currency translation adjustments        _(20,279)        _(20,703)
                                                              (261,430)        (259,767)

          Total Liabilities and Shareholders' Equity          $466,912         $477,035

                                         - 3 -
PAGE

                           THE INTERLAKE CORPORATION
                      Consolidated Statement of Cash Flows
          For the Three Months Ended March 27, 1994 and March 28, 1993
                                 (In thousands)
_________________________________________________________________________________

                                                          1994           1993
_________________________________________________________________________________
Cash flows from (for) operating activities:
   Net income (loss)                                   $ (2,395)      $ (3,560)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Depreciation and amortization                      5,987          6,304
       Debt issuance costs                               (1,137)             -
       Other operating adjustments                         (482)          (743)
       (Increase) decrease in working capital:
          Accounts receivable                            (3,952)        14,205
          Inventories                                    (1,914)        (1,120)
          Other current assets                             (540)        (1,394)
          Accounts payable                                4,318           (944)
          Other accrued liabilities                     (10,537)        (8,952)
          Income taxes payable                         _____577       ____(491)
            Total working capital change               _(12,048)      ___1,304

Net cash provided (used) by operating activities       _(10,075)      ___3,305

Cash flows from (for) investing activities:
   Capital expenditures                                  (3,675)        (3,757)
   Proceeds from disposal of PP&E                            38             76
   Other investment flows                              ______93       _____181

Net cash provided (used) by investing activities       __(3,544)      __(3,500)

Cash flows from (for) financing activities:
   Proceeds from issuance of long-term debt                   -             66
   Retirements of long-term debt                           (925)          (969)
   Other financing flows                               _____302       _____372

Net cash provided (used) by financing activities       ____(623)      ____(531)

Effect of exchange rate changes                        _____(86)      ______30

Increase (Decrease) in cash and cash equivalents        (14,328)          (696)

Cash and cash equivalents, beginning of period         __31,934       __38,640

Cash and cash equivalents, end of period               $ 17,606       $ 37,944








                                       - 4 -
PAGE

NOTES_TO_CONSOLIDATED_FINANCIAL_STATEMENTS

Note 1 - Financial Statements

The information furnished in these financial statements is unaudited.

The Registrant and its subsidiaries are referred to herein collectively as the Company.

Note 2 - Computation of Common Share Data

The weighted average number of common shares outstanding used to compute income
(loss) per common share for the first quarter was 22,027,000 in 1994 and 1993. (The weighted average number of shares outstanding excludes common stock equivalents of 7,055,000 shares in 1994 and 6,452,000 shares in 1993 related to the convertible preferred stock because the conversion of the preferred stock into such shares would have an anti-dilutive effect.)

Note 3 - LIFO Inventories

In 1994, the liquidation of LIFO inventories benefited income before taxes in the first quarter by $.6 million, and in 1993, by $1.0 million.

Note 4 - Income Taxes

The high level of net interest expense caused domestic losses, in 1994 and 1993, which were not eligible for federal tax benefits in the periods in which they were incurred (although such losses may be carried forward and tax benefits realized in future years to the extent that domestic income is earned). As a result, the taxes due to foreign and state authorities were not offset by U.S. federal income tax benefits. Consequently, the Company recorded tax expense in excess of pretax income in 1994 and a tax expense notwithstanding a pretax loss in 1993.























                                    - 5 -
PAGE

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results_of_Operations
First_Quarter_1994_Compared_with_First_Quarter_1993

First quarter 1994 net sales of $169.3 million increased slightly compared with 1993. Earnings before interest and taxes (EBIT) for the first quarter increased 13% to $13.0 million. The improvement was largely in the Handling/Packaging Systems segment, where operating profit was up 26% as the effects of higher domestic material handling volumes and improved selling prices more than offset volume and margin declines in continental Europe. Selling and administrative expenses were 8% lower than the prior year due to continued cost reductions.

The first quarter net loss was $2.4 million, or $.11 per share, which compared with a net loss of $3.6 million, or $.16 per share, a year earlier.

Segment_Results

Interlake's businesses are organized into two segments: Engineered Materials and Handling/Packaging Systems. Businesses in Engineered Materials are Special Materials (ferrous metal powders) and Aerospace Components (precision aerospace component fabrication and aviation repair). Businesses in Handling/Packaging Systems are Handling (U.S. and foreign material handling operations) and Packaging (U.S. and foreign packaging operations).


                                       _____First_Quarter_Segment_Results______
                                       ____Net_Sales______ __Operating_Profit__
                                         _1994_     _1993_     _1994_    _1993_
                                                       (in millions)

Engineered Materials
    Special Materials                    $  35.7    $ 34.1
    Aerospace Components                 ___12.5    __17.4
                                         ___48.2    __51.5     $__7.8    $__7.7

Handling/Packaging Systems
    Handling                                91.6      87.1
    Packaging                            ___29.5    __29.9
                                         __121.1    _117.0     ___5.5    ___4.3

Corporate Items                                                ___(.3)   ___(.5)

Earnings Before Interest and Taxes                               13.0      11.5
Net Interest Expense                                           _(12.5)   _(12.3)

Consolidated Totals                      $ 169.3    $168.5     $   .5    $  (.8)





                                      - 6 -
PAGE

Engineered_Materials

First quarter sales of $48.2 million in this segment were down 6%, while operating profit for the quarter increased 2% compared with the prior year period.

For the first quarter, Special Materials' powder metal sales increased 5% compared with the same period last year, due to higher demand from the automotive industry. However, operating profit was down 5% for the quarter, due primarily to significantly higher scrap steel costs. The average cost for scrap steel during the quarter was over 30% higher than the first quarter 1993. Special Materials expects to partially recover increases in scrap costs during 1994 through higher selling prices, including a general price increase taking effect in April.

Aerospace Components' first quarter sales declined 28% compared with the 1993 period, due to lower fabrication shipments and lower aviation repair sales. Fabrication shipments declined due to the on-going reduction in demand for military programs. However, commercial fabrication sales increased 43% compared with the prior year period primarily on the strength of new programs. Aviation repair sales continue to be affected by weak demand from the airline industry, which has led to intensified price competition. Excluding a one-time gain from settlement of a real estate matter with a local transportation authority, operating profit for the quarter declined 48%, due to the lower overall volume and weaker prices in the aviation repair business.

Order backlogs in this segment were $80.6 million at the end of the quarter, down from $83.3 million at the end of March 1993. Special Materials' backlog increased to its highest level since March 1989, reflecting stronger demand from the automotive industry. However, a decline in Aerospace Components' backlog on long-term military programs more than offset the increase at Special Materials.

Handling/Packaging_Systems

First quarter sales of $121.1 million in this segment increased 4% compared with the prior year period, while operating profit was up 26%.

For the first quarter, Handling's sales increased 5% compared with 1993, as much stronger domestic sales (up 24% during the quarter) more than offset a 19% decline in continental Europe resulting from the continuing economic weakness. Handling's operating profit increased 15% compared with the first quarter 1993, as stronger domestic earnings (up 64% from the year earlier period) more than offset the impact of lower European sales volumes and lower LIFO inventory liquidation benefits.

Packaging's first quarter 1994 sales essentially matched the prior year period, with all operations reporting improved sales, except the U.K. plastic strapping unit which had lower export sales. Operating profit increased 17%, due primarily to improved earnings from higher sales in the U.S. plastics and stitching businesses, lower SG&A expense and LIFO inventory liquidation benefits in the U.K.




                                    - 7 -
PAGE

Order backlogs in this segment were $71.5 million at the end of the quarter, down from $81.8 million for the same period in 1993 (at comparable exchange rates), resulting from substantially higher shipments and weaker order rates in the domestic Handling business. Handling's European orders increased 13% above the first quarter 1993 level.

Non-operating_Income

Non-operating income reflected a $1.1 million non-recurring gain at Aerospace Components from the settlement of a real-estate matter with a local transportation authority.

Financial_Condition/Liquidity

Cash totaled $17.6 million at the end of the quarter, compared with $31.9 million at the end of 1993, reflecting increased working capital requirements, particularly the effect of the semiannual interest payment related to the Company's subordinated debt. Total debt at the end of the first quarter was $442.1 million, down $1.0 million from year end 1993.

Capital expenditures of $3.7 million during the quarter virtually matched spending of the prior year period. The Company expects that 1994 capital spending will be approximately $20.0 million.

Under its bank credit agreement, during 1994 the Company will be able to borrow for general and corporate purposes up to an additional $35 million over its March 27, 1994 indebtedness. However, outstanding bank borrowings at the end of each of the Company's fiscal 1994 quarters will be limited to between $8 million and $15 million above its March 27, 1994 borrowings. Based on the current level of operating profit, the Company believes that it will be unlikely that operating cash flow combined with the additional borrowing capacity available under the amended credit agreement will be sufficient to meet the Company's projected cash requirements in 1995 and 1996, which include long-term debt amortization of $24.7 million in 1995 and $88.2 million in 1996. The Company continues to evaluate alternative actions to refinance some or all of its long-term bank obligations in order to improve its financial flexibility beyond 1994.

Nonoperating_Items

The Company has been identified by the United States Environmental Protection Agency and the Minnesota Pollution Control Agency ("MPCA") as a potentially responsible party in connection with the investigation and remediation of a site on the St. Louis River in Duluth, Minnesota. The Site has been listed on the National Priorities List (also known as the "Superfund" list) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

Note 17 - Environmental Matters, in the Notes to Consolidated Financial Statements incorporated by reference in the Company's Form 10-K for the fiscal year ended December 26, 1993, describes the status of this matter as of the date thereof.

In December 1993, the Company and other parties (the "tar companies") received a letter from the MPCA informing them that it intended to issue another Request for Response Action for the third and final operable unit at the Site, the
                                    - 8 -
PAGE
underwater sediment operable unit. In March 1994, the board of the MPCA named the Company as the responsible party with respect to the underwater sediment operable unit. Contrary to the recommendation of its staff, the board did not name the tar companies as responsible parties. The Company has maintained that the tar companies are the cause of a major portion of the underwater contamination at the Site. The Company is reviewing its options with respect to the reconsideration of the MPCA decision, the inclusion of the tar companies as responsible parties for the underwater sediments through other means, or the eventual recovery of costs from the tar companies. The Company believes that whether remediation of the underwater sediments is appropriate or will be required and, if so, what the costs will be, cannot be reasonably determined absent further investigation. Accordingly, the Company has not provided for costs with respect to remediation of the underwater sediments operable unit; however, such costs could be material to the financial condition of the Company.

The Company is subject to pending litigation in which the City of Toledo, Ohio, is seeking a judgment finding the Company and other defendants liable for certain environmental remediation costs. See "Part II, Legal Proceedings" of the Form 10-Q.

The Company is pursuing coverage under certain insurance policies for costs incurred in connection with the Duluth site, the Toledo site, and other environmental matters.
































                                    - 9 -
PAGE

                         PART II. - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

Litigation

On July 9, 1990, the City of Toledo, Ohio brought an action in federal district court in Toledo, Ohio, against the Company, The Interlake Companies, Inc., Acme Steel Company ("Acme" or the "old Interlake"), Beazer Materials and Services, Inc. ("Beazer") and Toledo Coke Corporation ("Toledo Coke") in connection with the alleged contamination of a 1.7 acre parcel of land the City had purchased from Toledo Coke for purposes of building a road. The City has alleged various claims, both with respect to the 1.7 acres of right-of-way it purchased and owns and the entire coke facility owned by Toledo Coke which adjoins the right-of-way. These claims seek a judgment finding the Company and the other defendants liable for the environmental remediation costs and other relief.
The Company's alleged liability arises from its indemnification obligations with respect to Acme, which as the old Interlake, operated coke ovens and by-product recovery facilities on the site from 1930 through 1978. In 1978 the old Interlake sold the coke plant to Koppers Company, Inc., which was later acquired by Beazer, and which indemnified Interlake against environmental liabilities. Koppers, in turn, sold the facility to Toledo Coke. Interlake has cross-claimed against Beazer under its indemnity.

Prior to the filing of the preliminary injunction described below, the City of Toledo and the defendants had been discussing possible remedial plans which the defendants believe would enable the City to build the road in question. Under these plans, the amounts required to be contributed by the Company would not have been material to the business or financial condition of the Company. On or about January 31, 1994, the City filed a motion seeking a preliminary injunction under the Resource Conservation Recovery Act ordering the defendants to take certain remedial actions with respect to the right-of-way. A hearing on the City's motion commenced on March 15, 1994, and is ongoing. The City is seeking an order compelling the defendants to perform a remedy which the City asserts would cost approximately $4 million. The Company believes that the right-of-way could be remedied to a degree sufficient to enable the building of the road at a cost far less than $4 million. Although the Company believes that it is entitled to be indemnified by Beazer, to the extent the Company incurs any liabilities or costs, by virtue of the ongoing injunction hearing, the Company could be compelled to incur costs prior to having its indemnification cross-claim against Beazer decided by the court.













                                    - 10 -
PAGE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None.

(b) Reports on Form 8-K

    None.




                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        THE INTERLAKE CORPORATION



                                        \s\JOHN_J._GREISCH_________
May 6, 1994                             John J. Greisch
                                        Vice President - Finance,
                                        Treasurer and Chief Financial Officer