Form 10-Q
period 1994-06-26
INTERLAKE CORP
filed 1994-08-05
CIK 790929

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C. 20549




                                     FORM 10-Q




                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



                   For the quarterly period ended June 26, 1994
                           Commission file number 1-6345



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No ____



As of July 15, 1994, 22,026,695 shares of the Registrant's common stock were outstanding.

PAGE

                             THE INTERLAKE CORPORATION

                          PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements as of June 26, 1994 are unaudited, but include all adjustments which the Registrant considers necessary for a fair presentation of results of operations and financial position for the applicable periods. Except as noted, all adjustments are of a normal recurring nature.

                       Consolidated Statement of Operations
                               For the Periods Ended
                          June 26, 1994 and June 27, 1993
                    (In thousands except per share statistics)




                                      Second Quarter        Six Months
                                       1994      1993      1994     1993


Net Sales                          $182,052    $173,151  $351,388 $341,621
Cost of products sold               138,654     131,738   268,517  258,537
Selling and administrative expense   29,753      28,656    57,193   58,632

Operating Income                     13,645      12,757    25,678   24,452
Non-operating (income) expense          270       1,149      (726)   1,329

Earnings Before Interest and Taxes   13,375      11,608    26,404   23,123
Interest Expense                     12,773      12,696    25,591   25,676
Interest Income                        (290)       (474)     (567)  (1,145)

Income (Loss) Before Taxes
   and Minority Interest                892        (614)    1,380   (1,408)
Provision for Income Taxes            2,284       1,597     4,272    3,477

Income (Loss) Before
   Minority Interest                 (1,392)     (2,211)   (2,892)  (4,885)
Minority Interest in Net Income
   of Subsidiaries                    1,043         920     1,938    1,806

Net Income (Loss)                  $ (2,435)   $ (3,131) $ (4,830) $(6,691)

Net Income (Loss) Per Share        $  (0.11)   $  (0.14) $  (0.22) $ (0.30)

Weighted Average Shares Outstanding   22,027     22,026     22,027  22,026

PAGE

                             THE INTERLAKE CORPORATION
                             Consolidated Balance Sheet
                       June 26, 1994 and  December 26, 1993
                            (All dollars in thousands)


Assets                                                  1994             1993

Current Assets:
   Cash and cash equivalents                         $  21,239       $  31,934
   Receivables, less allowances for doubtful accounts
   of $2,889 at June, 1994 and $2,775 at December,
   1993                                                115,442         107,861
   Inventories - Raw materials and supplies             23,760          22,230
               - Semi-finished and finished products    57,894          54,795
   Other current assets                                 11,282           9,720
        Total Current Assets                           229,617         226,540

Goodwill and Other Assets:
   Goodwill, less amortization                          37,940          38,916
   Other assets                                         61,359          61,888
                                                        99,299         100,804
Property, Plant and Equipment, at cost                 376,724         369,186
Less - Depreciation and amortization                  (230,959)       (219,495)
                                                       145,765         149,691

        Total Assets                                  $474,681        $477,035


Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                                  $  61,104       $  60,382
   Accrued liabilities                                  42,380          43,272
   Interest payable                                     13,241          13,913
   Accrued salaries and wages                           14,352          14,713
   Income taxes payable                                 19,143          17,866
   Debt due within one year                             11,729           2,525
        Total Current Liabilities                      161,949         152,671

Long-Term Debt                                         430,790         440,610

Other Long-Term Liabilities and Deferred Credits       104,263         104,366
Preferred Stock - 2,000,000 shares authorized
   Convertible Exchangeable Preferred Stock - Redeemable
    par value $1 per share, issued 40,000 shares        39,155          39,155

Shareholders' Equity:
   Common stock, par value $1 per share, authorized
    100,000,000 shares, issued 23,228,695 shares        23,229          23,229
   Additional paid-in capital                           30,248          30,248
   Cost of common stock held in treasury
    (1,202,000 shares)                                 (28,047)        (28,047)
   Accumulated deficit                                (258,045)       (253,215)
   Unearned compensation                               (10,365)        (11,279)
   Accumulated foreign currency translation
    adjustments                                        (18,496)        (20,703)
                                                      (261,476)       (259,767)

        Total Liabilities and Shareholders' Equity    $474,681        $477,035

                             THE INTERLAKE CORPORATION
                       Consolidated Statement of Cash Flows
             For the Six Months Ended  June 26, 1994 and June 27, 1993
                                  (In thousands)





                                                   1994              1993

Cash flows from (for) operating activities:
   Net income (loss)                            $ (4,830)          $ (6,691)
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                12,135             12,731
     Debt issuance costs                          (1,264)                 -
     Other operating adjustments                     919             (3,377)
     (Increase) decrease in working capital:
       Accounts receivable                        (5,489)            14,672
       Inventories                                (2,948)            (4,209)
       Other current assets                       (1,379)            (1,059)
       Accounts payable                              175                 34
       Other accrued liabilities                  (3,322)            (2,887)
       Income taxes payable                        1,269             (2,035)
         Total working capital change            (11,694)             4,516

Net cash provided (used) by operating activities  (4,734)             7,179

Cash flows from (for) investing activities:
     Capital expenditures                         (5,724)            (6,416)
     Proceeds from disposal of PP&E                  113                135
     Acquisitions                                   (746)                 -
     Other investment flows                          (11)              (230)

Net cash provided (used) by investing activities  (6,368)            (6,511)

Cash flows from (for) financing activities:
     Proceeds from issuance of long-term debt      9,000                 85
     Retirements of long-term debt               (10,280)            (8,609)
     Other financing flows                         1,378              4,272

Net cash provided (used) by financing activities      98             (4,252)

Effect of exchange rate changes                      309               (108)

Increase (Decrease) in cash and cash
  equivalents                                    (10,695)            (3,692)

Cash and cash equivalents, beginning of period    31,934             38,640

Cash and cash equivalents, end of period         $21,239            $34,948

PAGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Financial Statements

The information furnished in these financial statements is unaudited.

The Registrant and its subsidiaries are referred to herein collectively as the Company.

Note 2 - Computation of Common Share Data

The weighted average number of common shares outstanding used to compute income
(loss) per common share for the second quarter was 22,027,000 in 1994 and 22,026,000 in 1993, and for the six-month period was 22,027,000 in 1994 and 22,026,000 in 1993. (The weighted average shares outstanding excludes common stock equivalents of 7,366,000 shares in 1994 and 6,745,000 shares in 1993 related to the convertible preferred stock because the conversion of the pre-ferred stock into such shares would have an anti-dilutive effect.)

Note 3 - LIFO Inventories

The liquidation of LIFO inventories benefited income before taxes by $.6 million in the first six months of 1994 and by $1.0 million in the first six months of 1993.

Note 4 - Income Taxes

The high level of net interest expense caused domestic losses, in 1994 and 1993, which were not currently eligible for federal tax benefits in the periods in which they were incurred (although such losses may be carried forward and tax benefits realized in future years to the extent that domestic income is earned). As a result, the taxes due to foreign and state authorities were not offset by U.S. federal income tax benefits. Consequently, the Company recorded tax expense in excess of pretax income in 1994 and a tax expense notwithstanding a pretax loss in 1993.

PAGE

ITEM 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION

Results of Operations
Second Quarter 1994 Compared with Second Quarter 1993

Second quarter net sales of $182.1 million increased 5% compared with the prior year period. Sales of $54.4 million in the Engineered Materials segment were up 12%, primarily due to increased metal powder sales. Sales of $127.7 million in the Handling/Packaging Systems segment increased 3%, due mainly to improved material handling product sales in the U.K. and Asia Pacific.

Earnings before interest and taxes (EBIT) for the second quarter ended June 26 increased 15% to $13.4 million, compared with EBIT of $11.6 million in the second quarter of 1993 primarily due to stronger sales. The 1993 period included a $1.2 million one-time gain from changes made to certain U.S. retiree medical and life insurance benefits, and a $.9 million charge for environmental remediation.

The second quarter 1994 net loss declined 22% to $2.4 million, or $.11 per share, compared with a net loss of $3.1 million, or $.14 per share, a year earlier.

Segment Results

Interlake's businesses are organized into two segments: Engineered Materials and Handling/Packaging Systems. Businesses in Engineered Materials are Special Materials (ferrous metal powders) and Aerospace Components (precision aerospace component fabrication and aviation repair). Businesses in Handling/Packaging Systems are Handling (U.S. and foreign material handling operations) and Pack-aging (U.S. and foreign packaging operations).

                                                     Second Quarter Segment Results
                                                    Net Sales       Operating Profit
                                              1994         1993   1994      1993
                                                       (in millions)

Engineered Materials
         Special Materials                  $ 38.5       $ 33.3
         Aerospace Components                 15.9         15.4
                                              54.4         48.7 $   8.0   $  7.3

Handling/Packaging Systems
         Handling                             95.9         93.0
         Packaging                            31.8         31.4
                                             127.7        124.4     5.9      5.6
Corporate Items                                                    ( .5)    (1.3)
Earnings Before Interest and Taxes                                 13.4     11.6
Net Interest Expense                                              (12.5)   (12.2)

Consolidated Totals                         $182.1       $173.1 $    .9   $  (.6)

PAGE

Engineered Materials

Second quarter 1994 sales in this segment increased 12% to $54.4 million com-pared with the second quarter 1993, while operating profit increased 10% from the prior year period.

For the quarter, Special Materials' metal powder sales increased 16% compared with the same period last year, due to higher demand from the automotive indus-try. Operating profit increased 13% for the quarter, reflecting increased volume and higher selling prices which were partially offset by higher scrap steel costs. The average cost for scrap steel during the quarter was 23% higher than in the second quarter of 1993.

Aerospace Components' second quarter sales increased 3% compared with the 1993 period, as increased fabrication shipments offset lower aviation repair sales. Fabrication shipments were up 22%, as increased sales for commercial and space programs more than offset declining military business. Aviation repair sales continued to be affected by weak demand from the airline industry and severe price competition. Operating profit for the quarter increased 21% on the strength of higher fabrication volume and reductions in selling and administra-tive expense.

Order backlogs in this segment were $103.5 million at the end of the quarter, up 28% from $80.7 million at the end of June 1993. Special Materials' backlog surpassed the previous record level set in June 1988, reflecting the continued strong demand from the automotive industry. Aerospace Components' backlog increased 34%, as this unit received more than $31 million of new fabrication orders during the quarter for commercial, military and space applications.

Handling/Packaging Systems

Second quarter sales of $127.7 million in this segment were up 3%, while opera-ting profit for the quarter increased 5% compared with the prior year period.

For the second quarter, Handling's sales increased 3% compared with 1993, as higher sales in the U.K. and Asia Pacific material handling operations more than offset a 12% decline in U.S. sales, which were at record levels during the year earlier period, and lower sales in Germany. Sales in the Asia Pacific region were up 75% from the year earlier period on stronger Australian and Pacific Rim sales. Handling's operating profit increased 20% compared with the second quar-ter 1993. This increase was attributable to U.K. operating profits which more than doubled, and improvements in the U.S. rack and Asia Pacific units, which offset declines at the U.S. conveyor and continental European operations.

Packaging's second quarter 1994 sales increased 1% compared with 1993, but were up 6% at comparable exchange rates, with all units except the U.K. steel strap-ping operation reporting higher sales. Increases were most significant in Canada, where steel strap volume reached a record level in June, and in conti-nental Europe. Operating profit increased 19%, driven by the higher sales and lower SG&A expense.

Order backlogs in this segment were at $84.5 million at the end of the quarter, up from $80.6 million for the same period in 1993 (at comparable exchange rates), due mainly to improved order rates at the U.S. and Asia Pacific Handling operations. The U.S. Handling order backlog at the end of June 1994 was at the highest level in three years and up 46% from the end of the first quarter.

PAGE

First Half 1994 Compared with First Half 1993

Sales for the first half of 1994 increased 3% to $351.4 million compared with the prior year period. Sales in the Engineered Materials segment were up 2% due to increased metal powder sales, which reached record levels in June. Handling/Packaging Systems' segment sales increased 3% due to strong U.S. and Asia Pacific Handling sales. For the first six months of 1994, EBIT increased to $26.4 million, up 14% from 1993, due mainly to stronger sales for metal powder and Handling products. The 1993 period included a $1.2 million one-time gain from changes made to certain U.S. retiree medical and life insurance bene-fits, and a $.9 million charge for environmental remediation.

The first half 1994 net loss of $4.8 million, or $.22 per share, declined 28% compared with a net loss of $6.7 million, or $.30 per share, a year earlier.

                                                     Six Month  Segment Results
                                                    Net Sales       Operating Profit
                                              1994         1993   1994      1993
                                                       (in millions)

Engineered Materials
         Special Materials                  $ 74.3     $  67.4
         Aerospace Components                 28.3        32.8
                                             102.6       100.2  $ 15.9    $ 15.0

Handling/Packaging Systems
         Handling                            187.5       180.1
         Packaging                            61.3        61.3
                                             248.8       241.4    11.3       9.9
Corporate Items                                                   ( .8)     (1.8)
Earnings Before Interest and Taxes                                26.4      23.1
Net Interest Expense                                             (25.0)    (24.5)

Consolidated Totals                         $351.4      $341.6  $  1.4    $ (1.4)

Engineered Materials

Sales for the first half of 1994 increased to $102.6 million, compared with $100.2 million in the prior year period. Special Materials' sales increased 10%, while Aerospace Components' sales were down 14%, as a 72% increase in com-mercial and space fabrication shipments was more than offset by a 41% decline in military fabrication shipments and lower aviation repair sales. Operating pro-fit for the segment increased 6% to $15.9 million from 1993. The increase in Special Materials' operating profit was limited to only 4%, because of a 27% increase in scrap steel costs compared with 1993. Aerospace Components' opera-ting profit increased 25%, as higher fabrication shipments and a one-time gain from settlement of a real estate matter in the first quarter more than offset the declines from lower volume and weaker prices in the aviation repair business.

Handling/Packaging Systems

Sales for the first six months of 1994 were up 3% from 1993. Handling's sales increased 4%, with higher sales at U.S., U.K. and Asia Pacific operations offsetting declines in continental Europe. Packaging's 1994 sales matched 1993 levels, although sales in local currencies increased 3%, with all units reporting higher sales. Operating profit for the segment increased 14% from 1993. Handling's operating profit increased 18%, as profits improved in all regions other than continental Europe. LIFO inventory liquidation benefits added $.1 million to earnings compared with $1.0 million in LIFO benefits for the first half of 1993. Packaging's operating profit increased 18%, due primarily to higher volume, lower SG&A expense and LIFO inventory liquidation benefits in the U.K.

Non-operating  Income

Non-operating income in 1994 reflected a $1.1 million non-recurring gain in the first quarter at Aerospace Components from the settlement of a real estate matter with a local transportation authority. In the second quarter of 1993, non-operating income reflected a $.9 million charge for environmental remediation.

Financial Condition/Liquidity

Interlake's total debt at the end of the second quarter was $442.5 million, down
$.6 million from year end 1993.   Cash totaled $21.2 million at the end of the
quarter, compared with $31.9 million at the end of 1993, reflecting increased working capital requirements.

Under its bank credit agreement, during the remainder of 1994 the Company will be able to borrow for general and corporate purposes up to an additional $35 million over its June 26, 1994 indebtedness. However, outstanding bank bor-rowings at the end of each of the Company's fiscal 1994 quarters will be limited to between $8 million and $15 million above its June 26, 1994 borrowings. The Company continues to evaluate alternative actions to refinance some or all of its long-term bank obligations in order to improve its financial flexibility beyond 1994.

Capital expenditures of $2.0 million during the quarter brought the year-to-date total to $5.7 million, compared with $6.4 million for the first six months of 1993. The Company expects that 1994 capital spending will be approximately $18.0 million.

PAGE

                           PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           None.

(b)        Reports on Form 8-K

           None.




                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.



                                               THE INTERLAKE CORPORATION



                                               \s\JOHN J. GREISCH
August 5, 1994                                 John J. Greisch
                                               Vice President - Finance,
                                               Treasurer and Chief Financial
                                               Officer