Form 10-Q
period 1994-09-25
INTERLAKE CORP
filed 1994-11-07
CIK 790929

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549




                                 FORM 10-Q




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended September 25, 1994
                       Commission file number 1-6345



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


Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No ____



As of October 15, 1994, 22,026,695 shares of the Registrant's common stock were outstanding.

                        THE INTERLAKE CORPORATION


                      PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements as of September 25, 1994 are unaudited, but include all adjustments which the Registrant considers necessary for a fair presentation of results of operations and financial position for the applicable periods. Except as noted, all adjustments are of a normal recurring nature.

                   Consolidated Statement of Operations
                           For the Periods Ended
                 September 25, 1994 and September 26, 1993
                (In thousands except per share statistics)



                                     Third Quarter        Nine Months
                                     1994      1993      1994     1993

Net Sales                           $193,757  $169,014  $545,145 $510,635
Cost of products sold                150,888   131,179   419,405  389,716
Selling and administrative expense    28,505    28,081   85,698    86,713

Operating Income                      14,364     9,754    40,042   34,206
Non-operating (income) expense            77       103      (649)   1,432

Earnings Before Interest and Taxes    14,287     9,651    40,691   32,774
Interest Expense                      12,942    12,613    38,533   38,289
Interest Income                         (417)     (439)     (984)  (1,584)

Income (Loss) Before Taxes
   and Minority Interest               1,762    (2,523)    3,142   (3,931)
Provision for Income Taxes             2,602     1,429     6,874    4,906

Income (Loss) Before
   Minority Interest                    (840)   (3,952)   (3,732)  (8,837)
Minority Interest in Net Income
   of Subsidiaries                     1,004       768     2,942    2,574

Net Income (Loss)                    $(1,844)  $(4,720)  $(6,674)$(11,411)

Net Income (Loss) Per Share          $ (0.08)  $ (0.22)  $ (0.30)$  (0.52)

Weighted Average Shares Outstanding   22,027    22,026    22,027   22,026                         THE INTERLAKE CORPORATION

                        Consolidated Balance Sheet
                 September 25, 1994 and  December 26, 1993
                        (All dollars in thousands)

Assets                                                     1994      1993

Current Assets:
 Cash and cash equivalents                              $  28,167 $  31,934
 Receivables, less allowances for doubtful accounts of
 $3,061 at September, 1994 and $2,775 at December, 1993   118,932   107,861
 Inventories  - Raw materials and supplies                 22,791    22,230
              - Semi-finished and finished products        55,774    54,795
 Other current assets                                      11,014     9,720
          Total Current Assets                            236,678   226,540

Goodwill and Other Assets:
 Goodwill, less amortization                               37,127    38,916
 Other assets                                              60,510    61,888
                                                           97,637   100,804
Property, Plant and Equipment, at cost                    379,838   369,186
Less - Depreciation and amortization                     (236,442) (219,495)
                                                          143,396   149,691

          Total Assets                                   $477,711  $477,035


Liabilities and Shareholders' Equity

Current Liabilities:
 Accounts payable                                       $  67,141 $  60,382
 Accrued liabilities                                       42,795    43,272
 Interest payable                                           7,118    13,913
 Accrued salaries and wages                                16,746    14,713
 Income taxes payable                                      21,303    17,866
 Debt due within one year                                  18,199     2,525
          Total Current Liabilities                       173,302   152,671

Long-Term Debt                                            423,594   440,610

Other Long-Term Liabilities and Deferred Credits          103,452   104,366
Preferred Stock - 2,000,000 shares authorized
 Convertible Exchangeable Preferred Stock - Redeemable,
 par value $1 per share, issued 40,000 shares              39,155    39,155

Shareholders' Equity:
 Common stock, par value $1 per share, authorized
 100,000,000 shares, issued 23,228,695 shares              23,229    23,229
 Additional paid-in capital                                30,248    30,248
 Cost of common stock held in treasury (1,202,000 shares)  28,047)  (28,047)
 Accumulated deficit                                     (259,888) (253,215)
 Unearned compensation                                    (10,362)  (11,279)
 Accumulated foreign currency translation adjustments     (16,972)   (20,703)
                                                          (261,792) (259,767)

          Total Liabilities and Shareholders' Equity      $477,711  $477,035

                         THE INTERLAKE CORPORATION
                   Consolidated Statement of Cash Flows
   For the Nine Months Ended  September 25, 1994 and September 26, 1993
                              (In thousands)




                                                           1994      1993

Cash flows from (for) operating activities:
 Net income (loss)                                      $ (6,674)$ (11,411)
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
    Depreciation and amortization                         18,265    18,885
    Debt issuance costs                                   (1,264)        -
    Other operating adjustments                              223    (6,074)
    (Increase) decrease in working capital:
      Accounts receivable                                 (7,905)   19,229
      Inventories                                            923    (5,963)
      Other current assets                                  (940)   (2,046)
      Accounts payable                                     5,515    (2,160)
      Other accrued liabilities                           (7,497)   (8,699)
      Income taxes payable                                 3,393    (2,989)
          Total working capital change                    (6,511)   (2,628)

Net cash provided (used) by operating activities           4,039    (1,228)

Cash flows from (for) investing activities:
 Capital expenditures                                     (7,977)   (9,867)
 Proceeds from disposal of PP&E                              259       140
 Acquisitions                                               (746)        -
 Other investment flows                                      670       863

Net cash provided (used) by investing activities          (7,794)   (8,864)

Cash flows from (for) financing activities:
 Proceeds from issuance of long-term debt                  9,000       104
 Retirements of long-term debt                           (11,355)  (21,142)
 Other financing flows                                     1,680     5,318

Net cash provided (used) by financing activities            (675)  (15,720)

Effect of exchange rate changes                              663        77

Increase (Decrease) in cash and cash equivalents          (3,767)  (25,735)

Cash and cash equivalents, beginning of period            31,934    38,640

Cash and cash equivalents, end of period                 $28,167   $12,905

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Financial Statements

The information furnished in these financial statements is unaudited.

The Registrant and its subsidiaries are referred to herein on a consolidated basis as the Company.

Note 2 - Computation of Common Share Data

The weighted average number of common shares outstanding used to compute income
(loss) per common share for the third quarter was 22,027,000 in 1994 and 22,026,000 in 1993, and for the nine-month period was 22,027,000 in 1994 and 22,026,000 in 1993. (The weighted average shares outstanding excludes common stock equivalents of 7,366,000 shares in 1994 and 6,745,000 shares in 1993 related to the convertible preferred stock because the conversion of the preferred stock into such shares would have an anti-dilutive effect.)

Note 3 - LIFO Inventories

The liquidation of LIFO inventories benefited income before taxes by $.6 mil-lion in the first nine months of 1994 and by $1.0 million in the first nine months of 1993.

Note 4 - Income Taxes

The high level of net interest expense caused domestic losses, in 1994 and 1993 which were not eligible for federal tax benefits in the periods in which they were incurred (although such losses may be carried forward and tax bene-fits realized in future years to the extent that domestic income is earned). As a result, the taxes due to foreign and state authorities were not offset by
U. S. federal income tax benefits. Consequently, the Company recorded tax expense in excess of pretax income in 1994 and a tax expense notwithstanding a pretax loss in 1993.

Note 5 - Environmental Matters

In connection with the reorganization of the old Interlake, Inc. (now Acme Steel Company ("Acme")) in 1986, the Registrant, then newly-formed, indemnified Acme against certain environmental liabilities relating to properties which had been shut down or disposed of by Acme's iron and steel division prior to the 1986 reorganization. As of September 25, 1994, the Company's reserves for environmental liabilities totalled $6.5 million.

Based on its current estimate of its potential environmental liabilities, including all contingent liabilities, individually and in the aggregate, asserted and unasserted, the Company believes that the costs of environmental matters have been fully provided for or are unlikely to have a material adverse effect on the Company's business, future results of operations, liquidity or consolidated financial condition. In arriving at its current estimate of its potential environmental liabilities, the Company has relied upon the estimates and analysis of its environmental consultants and legal advisors, as well as its own evaluation, and has considered: the probable scope and cost of investigations and remediations for which the Company expects to have liabil-ity; the likelihood of the Company being found liable for the claims asserted or threatened against it; and the risk of other responsible parties not being able to meet their obligations with respect to clean-ups. In estimating its potential environmental liabilities, the Company has not taken into consideration any potential recoveries from insurance companies, although in May 1994 the Company instituted an action seeking a declaratory judgment against and recoveries from insurers under policies covering nearly 30 years. The Company's estimate has not been discounted to reflect the time-value of money, although a significant delay in implementation of certain of the remed-ies thought to be probable could result in cost estimates increasing due to inflation.

The Company's current estimates of its potential environmental liabilities are subject to considerable uncertainty due to the continuing uncertainty surrounding one of the sites for which the Company is responsible pursuant to its indemnity of Acme -- namely, the Superfund site on the St. Louis River in Duluth, Minnesota (the "Duluth Site"). These uncertainties relate to both the clean-up of certain contaminated soils at the site, as well as the remediation of certain underwater sediments.

With respect to the contaminated soils, the Company has conducted certain investigations at the request of the Minnesota Pollution Control Agency ("MPCA"), including a study outlining a broad range of remedial alternatives and associated costs. The alternatives believed to be most appropriate by the Company assume that the Duluth Site will be used for industrial purposes, and the costs of those alternatives range from approximately $1.5 million to $4
million.   The MPCA has reviewed the Company's study and has initially res-
ponded that its policy is clean-up to permanent unrestricted use standards.
The costs of the alternatives reviewed by the Company for remediating the soils to the unrestricted use standards described by the MPCA range from approximate-
ly $40 million to $110 million.   These amounts would substantially exceed the
Company's present ability to pay. The Company believes that clean-up to industrial use standards is consistent with the current use of the property, the current owner's development plans, the City of Duluth's land use plans, and current United States Environmental Protection Agency guidance. The Company will continue to oppose aggressively the imposition of the soil clean-up standards presently set forth by the MPCA for the Duluth Site.

With respect to the underwater sediments, the MPCA has requested the Company to undertake an investigation and to evaluate remedial alternatives. The Company is presently negotiating with the MPCA the scope of the sediments investigation. The Company believes that any estimate of the potential costs of remediating the underwater sediments will not be meaningful until the investigation is completed and possible remedial alternatives are reviewed by the Company and the MPCA. To date, there have been few sites in the United States involving the clean-up of underwater sediments, and none in which the MPCA has acted as lead agency. On a preliminary basis, the Company believes that the range of reasonable remedial alternatives for the underwater sediments includes that of taking no action, thereby avoiding the disruption of the natural remediation of the underwater sediments which has been underway for over 30 years. Thus, the Company believes the minimum of the range of costs of remedial alternatives to be zero, and to date has made provision for only the investigation, and not for the clean-up, of underwater sediments.

The Company's current expectation is that cash outlays related to its outstanding reserves for environmental matters will be made over the period of 1994 to 1997, or later. If the Company ultimately determines that additional charges are necessary in connection with the Duluth Site, the Company believes it is likely that cash outlays would occur near the end of the decade, or later.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Third Quarter 1994 Compared with Third Quarter 1993

Third quarter net sales of $193.8 million increased 15% compared with the prior year period. Sales of $54.2 million in the Engineered Materials segment were up 15%, primarily due to increased sales at the metal powder business, which shipped record tonnage in the quarter. Sales of $139.6 million in the Handling/Packaging Systems segment increased 14%, due to improvement at both Handling and Packaging.

Operating income for the third quarter increased 47% to $14.4 million, compared with operating income of $9.8 million in the third quarter of 1993. Strong sales boosted operating profits at nearly all business units. The third quarter 1994 net loss declined to $1.8 million, or $.08 per share, compared with a net loss of $4.7 million, or $.22 per share, a year earlier.

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

                                             Third Quarter Segment Results
                                            Net Sales          Operating Profit
                                          1994      1993        1994      1993
                                                       (in millions)

Engineered Materials
 Special Materials                       $ 38.9   $ 31.6
 Aerospace Components                      15.3     15.3
                                           54.2     46.9        $ 6.8    $ 6.2

Handling/Packaging Systems
 Handling                                 107.2     92.5
 Packaging                                 32.4     29.6
                                          139.6    122.1          7.9      3.7
Corporate Items                                                  ( .3)     (.1)
Operating Income                                                 14.4      9.8
Net Interest Expense                                            (12.5)   (12.2)
Non-operating Income (Expense)                                    (.1)     (.1)

Consolidated Totals                      $193.8   $169.0        $ 1.8    $(2.5)

Engineered Materials

Third quarter 1994 sales in this segment increased 15% to $54.2 million compared with the third quarter 1993, while operating profit increased 10% from the prior year period.

For the third quarter, Special Materials' metal powder sales increased 23% compared with the same period last year, due to continued strong demand from the automotive industry. Operating profit increased 24% for the quarter, reflecting increased volume, and higher selling prices which were offset by higher scrap steel costs. The average cost for scrap steel during the quarter was 15% higher than in the third quarter of 1993.

Aerospace Components' third quarter sales were virtually even with the 1993 period, as increased fabrication shipments were offset by lower aviation repair sales. Fabrication shipments were up 8%, as increased sales for commercial and space programs more than offset declining military business. Aviation repair sales continued to be affected by weak demand from the airline industry and severe price competition. Operating profit for the quarter declined 42%, primarily as a result of high costs attributable to new commercial and space programs which are in the early stages of their development. Sales in the 1993 quarter were more heavily weighted toward mature programs with higher margins.

Order backlogs in this segment were $113.1 million at the end of the quarter, up 48% from $76.6 million at the end of September 1993. Special Materials' backlog remained at a near record level, reflecting the continued strong demand from the automotive industry. Aerospace Components' backlog increased 56%, due mainly to new fabrication orders received during the second quarter for commercial, military and space applications.

Handling/Packaging Systems

Third quarter sales of $139.6 million in this segment were up 14%, while operating profit for the quarter increased 115% compared with the prior year period.

For the third quarter, Handling's sales increased 16% compared with 1993, due to higher sales in all locations except continental Europe. Domestic sales increased 19%, while sales in the Asia Pacific region were up 77% from the year earlier period on stronger Australian and Pacific Rim sales, producing the best quarterly operating profit since 1989 for that region. Handling's operating profit increased 125% compared with the third quarter 1993. Domestic operating profit was 177% above 1993, while Handling's European profit improved 45% on a 2% increase in sales.

Packaging's third quarter 1994 sales increased 9% compared with 1993, with all units reporting higher sales. Operating profit increased 30%, as significant improvements in the steel strapping operation and the stitching business more than offset declines in the plastic strapping business. Operating profit also was aided by a favorable litigation settlement, partially offset by an adjustment in the carrying value of certain inventories. Excluding these items, operating profit increased 7%.

Order backlogs in this segment were $94.1 million at the end of the quarter, up from $76.2 million for the same period in 1993 (at comparable exchange rates), due mainly to improved order rates at the U.S. and Asia Pacific Handling operations. The U.S. Handling order intake during the third quarter was at the highest level since the fourth quarter of 1988.

Nine Months 1994 Compared with Nine Months 1993

Net sales for the first nine months of 1994 increased 7% to $545.1 million from $510.6 million in the prior year period. Operating Income increased 17% to $40.0 million from $34.2 million a year earlier.

The nine-month net loss of $6.7 million, or $.30 per share, declined from a net loss of $11.4 million, or $.52 per share, for 1993.

                                                Nine Month  Segment Results
                                            Net Sales          Operating Profit
                                        1994         1993        1994     1993
                                                      (in millions)

Engineered Materials
 Special Materials                       $113.2    $ 99.0
 Aerospace Components                      43.6      48.1
                                          156.8     147.1       $ 22.7   $ 21.2

Handling/Packaging Systems
 Handling                                 294.7     272.6
 Packaging                                 93.6      90.9
                                          388.3     363.5         19.2     13.6
Corporate Items                                                   (1.9)     (.6)
Operating Income                                                  40.0     34.2
Net Interest Expense                                             (37.5)   (36.7)
Non-operating Income (Expense)                                      .6     (1.4)

Consolidated Totals                      $545.1    $510.6       $  3.1   $ (3.9)

Engineered Materials

For the nine month period, sales in this segment were up 7% over the prior year period, while operating profit also increased 7% from 1993.

For the first nine months, Special Materials' sales increased 14%, while the increase in operating profit was limited to 10%, because of the rise in scrap steel costs compared with 1993. Aerospace Components' sales fell 9%, primarily due to a 27% decline in aviation repair sales. Operating profit increased 4%, as a one-time gain from settlement of a real estate matter in the first quarter offset the declines from lower volume and weaker prices in the aviation repair business.

Handling/Packaging Systems

Segment sales in the first nine months of 1994 increased 7% from the prior year, while operating profit was up 41% over the 1993 period.

For the first nine months of 1994, Handling's sales were up 8%, with higher sales at U.S., U.K. and Asia Pacific operations offsetting declines in continental Europe. Operating profit increased 47%, as profits improved in all regions other than continental Europe. Packaging's 1994 sales increased 3% compared with 1993 levels, with all units reporting higher sales. Operating profit was up 22%, due primarily to higher volume, LIFO inventory liquidation benefits in the U.K. and the effect of the litigation settlement and inventory adjustment discussed above.

Non-operating  Items

Non-operating income in 1994 reflected a $1.1 million non-recurring gain in the first quarter at Aerospace Components from the settlement of a real estate matter with a local transportation authority. In the second quarter of 1993, non-operating income reflected a $.9 million charge for environmental remediation.

The Company has been identified as a potentially responsible party in connection with the investigation and remediation of a site in Duluth, Minnesota as discussed in Notes to Consolidated Financial Statements, Note 5 - Environmental Matters. Based on the Company's current estimates of its potential liabilities related to this site, the Company believes that this matter is unlikely to have a material adverse effect on the Company's liquidity or consolidated financial condition. However, the Company's current estimate of its potential environmental liabilities at this site is subject to considerable uncertainty related to both the clean-up of certain contaminated soils at the site, as well as the possible remediation of certain underwater sediments, as discussed in
Note 5.

Financial Condition/Liquidity

Interlake's total debt at the end of the third quarter was $441.8 million, down $1.3 million from year end 1993. Cash totaled $28.2 million at the end of the quarter, compared with $31.9 million at the end of 1993. Capital expenditures of $2.3 million during the quarter brought the year-to-date total to $8.0 million, compared with $9.9 million for the first nine months of 1993. The Company expects that 1994 capital spending will be approximately $16.0 million.

Under its bank credit agreement, during the remainder of 1994 the Company will be able to borrow for general and corporate purposes up to an additional $28 million over its September 25, 1994 indebtedness. Outstanding bank borrowings as of the last day of fiscal 1994 will be limited to $8 million over its September 25, 1994 borrowings. Based on the current level of operating profit, the Company's operating cash flow combined with the additional borrowing capacity available under its bank credit agreement will be sufficient to meet its cash requirements for the remainder of its 1994 fiscal year.

During fiscal 1995, the Company will be able to borrow for general and corporate purposes up to an additional $51 million over its September 25, 1994 indebtedness. Outstanding bank borrowings at the end of each of the Company's fiscal 1995 quarters will be limited to between $19 million and $31 million above its September 25, 1994 borrowings. Based on the current level of operating profit, the Company believes that it is unlikely that operating cash flow combined with the additional borrowing capacity available under its bank credit agreement will be sufficient to meet its projected cash requirements for 1995 and 1996, which include long-term debt amortization of $24.7 million in 1995 and $88.2 million in 1996.

Pursuant to covenants under its bank credit agreement, the Company must meet certain minimum consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and consolidated net worth levels as of the end of each fiscal quarter. Based on current levels of operating profit, and consistent with the Company's expectation at the time it negotiated the amended terms of its bank credit agreement in December 1993, the Company believes that it may not be able to meet such levels at some time during the 1995 fiscal year, possibly as early as the end of the first quarter of fiscal 1995.

The Company is presently engaged in discussions with representatives of its bank group regarding the restructuring of the amortization schedule and the renegotiation of certain covenants under the bank credit agreement. The Company believes it will be successful in negotiating a revised amortization schedule and covenant terms. However, there can be no assurance that the Company will be able to satisfactorily renegotiate its covenant and debt amortization obligations, obtain waivers therefrom, or refinance its debt from alternative sources. If a default under the credit agreement occurred, the bank group could elect to declare all obligations under the bank credit agreement to be due and payable. If the obligations under the credit agreement were accelerated, the Company's financial condition would be materially and adversely affected.

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



                                       THE INTERLAKE CORPORATION



November 7, 1994                       \s\JOHN J. GREISCH
                                       John J. Greisch
                                       Vice President - Finance,
                                       Treasurer and Chief Financial Officer