Form 10-K
INTERLAKE CORP
filed 1995-03-14
CIK 790929

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 25, 1994

                          Commission file number 1-9149

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

                                  (708) 852-8800
               (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
            Title of each class                 on which registered
          -----------------------            --------------------------
           Common stock, par value             New York Stock Exchange
              $1.00 per share                      Chicago Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                       None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the
Form 10-K.  [   ]

Aggregate market value of common stock, $1.00 par value, held by non-affiliates as of February 15, 1995: $47,690,998

As of February 15, 1995, 22,026,695 shares of the Registrant's common stock were outstanding.

                       Documents Incorporated by Reference
Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 25, 1994 are incorporated by reference into Part II. Portions of the Registrant's Proxy for the 1995 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Part III.

                             THE INTERLAKE CORPORATION
                            Form 10-K Annual Report 1994
                                Table of Contents



PART I                                                               Page
     Item 1.   Business                                               3
     Item 2.   Properties                                             10
     Item 3.   Legal Proceedings                                      11
     Item 4.   Submission of Matters to a Vote of Security Holders    11

PART II
     Item 5.   Market for the Registrant's Common Stock and Related
               Stockholder Matters                                    12
     Item 6.   Selected Financial Data                                13
     Item 7.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition                     13
     Item 8.   Financial Statements and Supplementary Data            13
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                    13

PART III
     Item 10.  Directors and Executive Officers, Promoters and
               Control Persons of the Registrant                      14
     Item 11.  Executive Compensation                                 16
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                             16
     Item 13.  Certain Relationships and Related Transactions         16

PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                            17

Signatures                                                            26

                                 PART I

As used herein, the term "Company" means The Interlake Corporation and its subsidiaries. The terms "Interlake" and "Registrant" mean The Interlake Corporation, the parent company.

ITEM 1 - BUSINESS

GENERAL
The Company is a multinational corporation engaged in the design, manufacture and sale or distribution of products in the automotive, materials handling, packaging, and aerospace industries. The Company's operations are divided into two segments: Engineered Materials and Handling/Packaging Systems. For certain information regarding these segments, including information regarding geographic regions see Note 6 of Notes to Consolidated Financial Statements.

ENGINEERED MATERIALS
The Engineered Materials segment includes Special Materials, which produces ferrous metal powder used to manufacture precision parts, and Aerospace Components, which manufactures precision jet engine components and repairs jet engine fan blades. The two units which comprise Engineered Materials generally use proprietary and patented processes to produce high quality metal powders or components.

SPECIAL MATERIALS
General - The Company conducts its Special Materials business through Hoeganaes Corporation, which is the North American market leader in the production of ferrous metal powders. Ferrous metal powder is used by customers primarily to manufacture precision parts for automobiles, light trucks, farm and garden equipment, heavy construction equipment, hand tools, and appliances.
Precision parts produced using powder metallurgy technology have certain cost and design advantages over parts produced using conventional techniques such as forging, casting, stamping or machining, as they may be manufactured with less wasted raw material, lower labor costs and little or no additional machining.

Hoeganaes' business strategy centers on research and development of new metal powder products, manufacturing processes and applications while maintaining a broad product line and cost-efficient, strategically located production facilities. Product development efforts have focused on developing a bonding and mixing technology which bonds alloys and other additives directly to the metal particles. This process results in a pre-mixed powder which has more consistent metallurgical properties than a conventional premix. It also offers manufacturing productivity benefits for the parts fabricator. This work resulted in the launch of a proprietary, bonded pre-mix called ANCORBOND (R) which achieved commercial acceptance. In 1994, Hoeganaes introduced a new patented process and product called ANCORDENSE (TM) which builds on the ANCORBOND technology and uses heat throughout the parts forming process. The combination of special, bonded pre-mixed powders and warm compaction enables fabricators to produce parts with metallurgical properties that previously could be obtained only through more expensive processes. Pilot part programs using ANCORDENSE were begun in 1994.

Hoeganaes' current products and new product development coupled with cost-efficient manufacturing processes producing a high quality powder enable it to maintain market leadership.

Production - Hoeganaes has two basic production processes. The first process is atomizing, which converts scrap steel into powders through the use of an electric furnace steel making and water atomization system. Hoeganaes has the two largest atomizing plants in North America. The second process is direct reduction which converts high purity iron ore into a highly porous metal powder. Hoeganaes has the only direct reduction process facility in North America. Hoeganaes also formulates these powders into press-ready mixes for its customers. In 1994, Hoeganaes added annealing capacity at both of its atomizing plants. In addition, Hoeganaes produces proprietary bonded products such as patented bonded materials like ANCORBOND and ANCORDENSE.

Market Share - The Company believes that Hoeganaes has been the largest North American producer of ferrous metal powders for the last 25 years. Hoeganaes' size provides it with economies of scale in production, marketing and research and development.

Markets - The North American market for ferrous metal powders can be divided into two segments: structural parts and non-structural applications.

Uses for structural parts comprise an estimated 80% of the North American market for ferrous metal powders. Approximately 65% of Hoeganaes' sales are for automotive applications, which include components for transmissions, engines and suspension systems. For automobile applications, Hoeganaes generally supplies metal powder to component manufacturers as opposed to directly supplying vehicle manufacturers.

The non-structural market for ferrous metal powders generally consists of applications in welding, chemicals, friction applications such as brake pads and linings, and for use as a carrier agent for photocopier toner. Ferrous metal powders are also used by pharmaceutical companies as catalysts in blood thinning agents and for use in nutritional iron supplements.

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

AEROSPACE COMPONENTS
The Company conducts its Aerospace Components business through Chem-tronics, Inc., which manufactures precision jet engine ducts, rings and cases and other large aerospace components ("Fabrication"). Chem-tronics is also a leader in jet engine fan blade repair ("Repair"). Chem-tronics' business strategy focuses on developing and implementing advanced manufacturing technologies to maintain high quality standards and to satisfy customer needs on a timely basis.

Fabrication
General - The Fabrication business is engaged in the production of precision jet engine ducts, rings and cases and other large aerospace components used in commercial and military aircraft engines and launch vehicles in the space program. Chem-tronics offers its customers a vertically integrated facility, thereby eliminating the need for numerous subcontractors for a single
component.   The principal products are sold to engine manufacturers under arrangements which generally establish Chem-tronics as the sole source. The strategy of the Fabrication business has been to diversify and realign the aerospace component business by reducing the dependence on a declining military business by expanding the commercial and space segments and improving its core technologies.

Production Processes - The primary processes used in the Fabrication business are chemical milling, welding, forming, machining, non-destructive testing and inspection. The Unistructure (R) chemical milling process has been used to manufacture both military and commercial jet engine ducts and is used for structures where strength and weight are critical. Through the Unistructure chemical milling process unneeded metal is etched away, leaving a stiffening rib structure on the surface of the product. This patented rib structure is integral, or part of the surface metal itself, rather than being attached to the surface. Products manufactured using the Unistructure process are light, strong, easy to inspect and generally cost less to produce than products made solely by conventional processes.

Products and Customers - The Fabrication business produces titanium ducts which are used as part of the structural framework for jet engines and for containing the air flows used for thrust. Other products include jet engine fan containment cases, rings, complete fan case assembly modules and complex fabrications for large commercial turbofan engines. The primary customers of the Fabrication business are the original equipment manufacturers of jet engines ("OEMs"). In addition to its normal contracts for commercial and military engine components, this business is also involved in various ongoing space programs and is producing compressor cases for commuter aircraft jet engines pursuant to a long-term contract.

Repair
General - The Repair business operates Federal Aviation Administration ("FAA") approved repair facilities that serve over 100 airlines, engine overhaul centers, and OEMs with repair capabilities for fan and compressor blades for commercial and military jet aircraft. The Company believes that Repair has a leading market share in commercial jet engine fan blade repair performed by independent blade repair facilities. The cost of repairing a jet engine fan blade generally averages 10-20% of its replacement cost. Growth in this business through 1992 had been based on increases in market share and size but depressed market conditions in 1993 and 1994 have led to revenue declines.

Repair Capabilities - Repair, by virtue of its FAA certification, is considered certified by the Civil Aviation Aeronautics Board and the British Civil Aviation Authority and is certified by all major OEMs (General Electric, Pratt & Whitney and Rolls-Royce) to repair substantially all commercial jet engine fan blades manufactured in the western world. Frequently, when OEMs develop a new engine, Chem-tronics assists in modifications and improvements during the development stage. As a result, Chem-tronics is often the first repair center certified by the FAA for blade repair on such engines. The Company believes this gives Chem-tronics certain competitive advantages and also believes that Chem-tronics has a competitive advantage in terms of quality.

Customers - The Repair business services OEMs, major airlines and engine overhaul centers.

HANDLING/PACKAGING SYSTEMS
The Handling/Packaging Systems segment is comprised of the Company's domestic and international Handling and Packaging units. Handling designs, manufactures and sells storage rack, shelving, and related equipment primarily for use in warehouses, distribution centers, retail stores and for other storage applications. The Company believes that Handling is the world's largest manufacturer of storage rack. Packaging designs and sells machinery for applying strapping and stitching wire, and also supplies strapping and stitching wire for use in these machines.

HANDLING
General - Handling's operations are based regionally in North America, Europe and Asia Pacific. They are conducted through Interlake Material Handling in the U.S., Canada and Mexico, and under the Dexion name in Europe and Asia Pacific. The Dexion name is well recognized in Europe, Australia, and the Pacific Rim and provides Handling with certain marketing advantages. The Handling operations design, manufacture, and sell storage rack, angle, conveyors, and conveyor systems both in the U.S. and in Europe, and shelving and office partitioning in Europe. Handling's entire product range (other than office partitioning) is also manufactured in Australia and sold throughout Asia Pacific. Products are also sold in South America, Africa and the Middle East.

Handling's direct sales and distribution networks allow it to satisfy the needs of large customers and projects, as well as smaller, geographically distant customers. Handling's design capabilities and large manufacturing capacity enable it to undertake large scale projects where these capabilities may be most advantageously utilized. Handling's large size allows it to realize significant economies of scale in product development, design and manufacturing.

Products - Handling's primary product is storage rack which is used for storing unit loads in distribution centers, warehouse facilities, retail stores, and
factory shipping and receiving departments.   Storage rack can be assembled in
a variety of configurations depending on individual customer needs. Handling offers a broad range of products, including products that allow for FIFO and LIFO storage and retrieval, for the storage of bulky, awkwardly shaped items (lumber, carpet rolls, furniture, etc.) and for the storage and retrieval of very heavy items.

Handling also sells conveyors and conveyor systems which range from simple gravity conveyors to complex belt and chain powered conveyors. In Europe and Australia, Handling manufactures and sells angle and shelving, office storage equipment and in Europe, partitioning for offices.

Market Share - The Company believes that Handling is the world's largest manufacturer of storage rack, with the largest market share in the U.S., the U.K., Belgium and Australia, and the second largest market share in Germany.

Product Development, Design and Manufacturing - In addition to competing on the basis of cost and quality, Handling utilizes proprietary software, computer aided design applications and its in-house structural engineering staff to design the optimal solution for each customer's storage requirements. Furthermore, extensive technical training for its sales staff and for third-party distributors allows for a better assessment of customer needs.
Handling's design software is used to generate detailed bills of material which automatically specify the size, type and quantity of all components to be used in the project. This streamlines the selling, design and manufacturing processes.

Handling's facilities generally purchase steel coils and then form, finish and paint the steel for various storage applications. Steel comprises approximately 60-70% of production cost. Handling believes it is a low cost producer and continuing emphasis is placed on overhead and manufacturing cost control and the efficient utilization of raw materials.

Sales and Distribution - The Company believes that Handling's domestic and international direct sales force and extensive distributor network give it a significant competitive advantage. Domestically, Handling is represented by a network of over 180 distributors and a direct sales force. In the U.K., Handling utilizes an independent distributor network, wholly-owned distribution centers and a direct sales force. In Germany, Handling conducts its sales efforts exclusively through a direct sales force and wholly-owned distribution centers. Handling believes that its direct sales force allows it to satisfy the complex needs of large customers and applications, while its extensive distributor network allows it to reach smaller, geographically distant customers. Handling has pursued geographic expansion by purchasing a distributor in Hong Kong to improve sales coverage in the rapidly growing Northeast Asia marketplace and by establishing a sales office in the Czech Republic.

Customers - Handling's customers are primarily engaged in the retailing and wholesaling of food and consumer durables and non-durables and industrial products.

PACKAGING
General - Packaging designs and sells machinery for applying steel and non-metallic strap in the U.S., Canada and the U.K. Packaging also sells non-metallic strap in the U.S., and both steel and non-metallic strap in the U.K. and Canada, for use in such machines. Packaging designs, manufactures and distributes wire stitching equipment. Many of the industries served by Packaging are highly cyclical. As a result, Packaging has lowered or eliminated certain fixed costs and is focusing on improving production efficiencies in an effort to maintain profitability even during cyclical downturns.

Products and Customers - Strapping markets are segmented by strapping strength requirements. Non-metallic products have cost, safety and other advantages, but are currently limited by the strength of the joint. As technology has improved, applications for non-metallic products have expanded. Due to the safety advantages and improving strength characteristics of non-metallic strapping, Packaging has focused its engineering and development efforts on the non-metallic strap market. Steel strapping is used predominantly by heavy goods manufacturers and lumber mills to bundle products or reinforce existing packaging. The principal end-users of steel strapping are the steel, lumber, brick, and concrete block industries. Non-metallic strapping is marketed to a broad customer base, with primary emphasis on the corrugated, newspaper, graphics, can, bottle, textile and distribution industries. Wire stitching machines serve a wide customer base including the corrugated box, graphic arts, automotive, agricultural and food industries.

A key growth area for plastic strapping is the conversion of the fiber and lumber industries from steel to plastic strap. Research and development efforts have been focused on developing the high-strength polyester strap these applications require. A major U.S. acrylic fibers plant was successfully converted to polyester strap in 1994, and other customers are targeted. In 1994, Packaging received certification from the American Association of Railroads that enables North American lumber mills to use its polyester strap for rail shipments.

Packaging designs strapping machines, most of which are manufactured to its specifications by third parties. Strap produced by a given manufacturer can generally be used with machines produced by another manufacturer; however, most users purchase strap and machines from the same supplier.

Production - For steel strapping, Packaging purchases raw materials in the form of steel coils which are then slit into bands. The bands are further slit into straps of various widths. The strap is then either zinc coated or painted to prevent rusting. Rust resistant strap is particularly important for the lumber and brick industries where product is exposed to the elements.

For non-metallic strapping, Packaging purchases raw materials in the form of pelletized or flake polyester and polypropylene which are often blended with recycled materials. Non-metallic strapping is manufactured through a continuous extrusion process. This material is then shaped and chilled, then reheated and stretched to the appropriate width and thickness and, finally, annealed, relaxed, either slit or embossed, cooled to minimize shrinkage and wound into coils.

Market Share - The Company believes that the Canadian steel strapping unit has the largest market share in Canada. The Company also believes that the U.K. steel strapping unit has the second largest market share in its market and that the U.K. non-metallic strapping and non-metallic machines units have leading market shares in certain areas. In the U.S., Packaging is a leading supplier of plastic strapping and stitching products.

Sales, Distribution and Servicing - Packaging's direct sales force services clients in the U.S., Canada and the U.K. In the U.S., Packaging also utilizes a network of over 350 distributors to service smaller customers. Within each sales force, product specialists are trained to service the needs of specific industries such as publishing or lumber. Due to the fact that most of Packaging's customers utilize its products for high volume applications, Packaging has an extensive field service organization to allow it to respond rapidly to customer service needs. The Company believes that its sales/distributor network and its field service capabilities give it significant advantages over smaller competitors.

CUSTOMERS; ORDER BACKLOGS
Engineered Materials - Sales to General Electric and United Technologies accounted for approximately 34% of Aerospace Components' sales, equivalent to 10% of Engineered Materials' sales and 3% of total Company sales in 1994. The Company is a supplier to these companies and has no other significant relationship with them. Sales to these companies are made pursuant to purchase orders.

At December 25, 1994 and December 26, 1993, the backlog of orders for Engineered Materials was $148.4 million and $73.6 million, respectively. Special Materials' backlog, which is generally short-term in nature, was up 51% to a near record level. Aerospace Components' backlog increased 127% due mainly to new multi-year fabrication orders received for commercial, military and space applications. All orders for Engineered Materials at December 25, 1994 were believed to be firm, but approximately 42% of these orders are subject to renegotiation. Approximately 57% of these orders are expected to be delivered during 1995.

Handling/Packaging Systems - Handling/Packaging Systems' products are sold to a substantial number of industrial customers, none of which individually purchased a significant portion of the segment's output in 1994. The backlog of orders for this segment at December 25, 1994 was $93.1 million compared with $74.0 million at December 26, 1993 (in each case applying foreign exchange rates at December 25, 1994), due mainly to improved order rates at all Handling operations. Order intake at U.S. Handling reached a record level in 1994. All orders at December 25, 1994 were believed to be firm and are expected to be filled during 1995.

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

RESEARCH AND DEVELOPMENT
Research activities are directed towards developing primary products and processes. Expenditures on research activities by business segment were as follows:

                                                 1994      1993      1992
                                                     (in millions)

         Engineered Materials. . . . . .        $ 2.1     $ 2.1     $ 2.2
         Handling/Packaging Systems. . .          1.3       1.1        .6
              Total. . . . . . . . . . .        $ 3.4     $ 3.2     $ 2.8

The Company believes that these amounts are adequate to maintain its competitive positions in the businesses in which it operates.

PATENTS
The Company holds domestic and foreign patents covering certain products and processes in both business segments. While these patents are considered important to the ability of the segments to compete, unpatented manufacturing expertise is considered at least as important. Future profitability of these segments is therefore not considered dependent upon any one patent or group of related patents.

ENVIRONMENTAL MATTERS
The Company's operations are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, and as a result the Company is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. In addition, the Company's future capital and operating expenditures will continue to be influenced by environmental laws and regulations; however, the Company does not believe these expenditures are likely to have a material adverse effect on its earnings or its ability to compete with other companies. In 1994, capital expenditures for environmental compliance were $.6 million and the Company estimates that environmental capital spending for 1995 will be $1.4 million. In 1993, the Company incurred special nonoperating charges of $4.8 million to provide for estimated environmental liabilities in connection with certain sites not related to its ongoing operations. (See Management's

Discussion and Analysis of Results of Operations and Finanancial
Condition - Nonoperating Items, and Note 15 of Notes to Consolidated Financial Statements.)

EMPLOYEES
At December 25, 1994 the Company employed a total of 4,536 persons, consisting of 1,986 salaried and 2,550 hourly employees. Of the hourly employees, 57% are represented by unions, with no single union representing a significant number of the hourly employees. Labor contracts covering approximately 11% of hourly employees will expire in 1995. The Company believes that it will not experience difficulties in negotiating the renewal of these contracts.

RAW MATERIALS
The Company's principal raw materials are steel and steel scrap which are purchased in the open market where no shortages are anticipated. The Company also purchases large extruded metal shapes and milled products that are available from a limited number of suppliers and high purity iron ore imported from a limited foreign source. The Company believes these sources are adequate to provide for the current and future needs of each of the Company's segments and believes that, if necessary, adequate substitute supplies and suppliers could be obtained without any material adverse effect on the Company's operations or operating results. The Company's conclusions as to availability and impact are based upon the Company's general knowledge of the markets for its raw materials, and its use of alternative sources from time to time.

ITEM 2 - PROPERTIES

The following are the principal properties of the Company, listed by business unit:

                                                                                         Usable Space
Business Unit               Function                                    Owned/Leased     (Square Feet)
HOEGANAES
 Riverton, NJ               Manufacture iron and steel metal powder     Owned            496,000
 Gallatin, TN               Manufacture steel metal powder              Owned            168,000
 Milton, PA                 Bonding and blending metal powder,          Owned            102,000
                              warehouse
CHEM-TRONICS
 El Cajon, CA               Manufacture aerospace components and        Owned            230,000*
                              repair of jet engine fan blades           Building owned    39,000
                                                                        on leased land
 Tulsa, OK                  Repair of jet engine fan blades             Leased            42,000

HANDLING
Handling North
America
 Pontiac, IL                Manufacture storage rack and slotted angle  Owned            400,000*
 Sumter, SC                 Manufacture storage rack                    Owned            250,000*
 Lodi, CA                   Manufacture storage rack                    Owned            125,000*
 Shepherdsville, KY         Manufacture conveyors                       Owned            106,000*
Handling Europe
 Hemel Hempstead, U.K.      Manufacture storage rack, slotted angle,    Building owned   353,000
                              shelving and partitioning                 on leased land
 Laubach, Germany           Manufacture storage rack, slotted angle,    Owned            335,000
                              shelving, partitioning and conveyors
 Gainsborough, U.K.         Manufacture conveyors                       Building owned   103,000
                                                                        on leased land
 Nivelles, Belgium          Manufacture storage rack and slotted angle  Owned            101,000
 Halle, Germany             Manufacture steelwork and conveyors         Owned             90,000
 Kilnhurst, U.K.            Manufacture storage rack                    Owned             89,000*
Handling Asia Pacific
 Blacktown, Australia       Manufacture storage rack, slotted angle,    Owned            135,000*
                              shelving and conveyors
 Wacol, Australia           Manufacture shelving and wire products      Owned             30,000*

PACKAGING
 Scarborough, Canada        Manufacture steel strap, edgeboard,         Owned            135,000*
                              collated nails and strapping equipment
 Kilnhurst, U.K.            Manufacture steel strap, seals, tools and   Owned             97,000
                              machines
 Racine, WI                 Manufacture stitching machines              Leased            70,000
 Fountain Inn, SC           Manufacture non-metallic strap              Owned             61,000*
 Hodgkins, IL               Machine preparation, warehouse              Leased            32,000
 Maidenhead, U.K.           Machine preparation, warehouse              Owned             22,000
 Strood, U.K.               Manufacture over/under-wrappers and         Leased             6,000
                              conveyors

The properties marked with an asterisk (*) are subject to mortgages pursuant to the bank credit agreement. In addition to the facilities described above, the Company owns two other warehouses and leases various warehouses and sales and administrative facilities. The Company believes that its manufacturing facilities are properly maintained and that production capacity is adequate to meet the requirements of the Company.

ITEM 3 - LEGAL PROCEEDINGS
The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business. Neither the Registrant nor any of its subsidiaries is a party to any legal proceedings which are material within the meaning of regulations of the Securities and Exchange Commission. Additional information is contained in Notes 15 and 16 of Notes to Consolidated Financial Statements.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                          PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
The principal market for Interlake's common stock is the New York Stock Exchange (ticker symbol: IK). The common stock is also listed on the Chicago Stock Exchange and is admitted to unlisted trading on the Pacific Coast Exchange and the Boston Exchange.

Interlake has not paid a dividend or made a distribution with respect to its common stock since the third quarter of 1989. Restrictions under Interlake's bank credit agreement (see Note 13 of Notes to Consolidated Financial Statements) will prevent it from paying any cash dividends in 1995 or in the foreseeable future.

On December 25, 1994, there were approximately 7,432 holders of record of Interlake's common stock.

High and low prices of Interlake's common stock during each of the eight calendar quarters ending on December 31, 1994 were:

                                               1994              1993

                                               Price             Price
                                           High      Low     High      Low
Calendar Quarter Ended
           March 31. . . . . . . . . .     $3 7/8   $2 5/8   $4 3/4   $3 5/8
           June 30 . . . . . . . . . .      3 1/4    2 1/8    4 3/8    3 1/8
           September 30. . . . . . . .      2 5/8    1 7/8    4 5/8    3 3/8
           December 31 . . . . . . . .      2 3/8    1 1/2    4 1/8    2 1/2

ITEM 6 - SELECTED FINANCIAL DATA
The information required by this item is incorporated by reference to the information under the same caption in the Company's 1994 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The information required by this item is incorporated by reference to the information under the same caption in the Company's 1994 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference to the information under the same caption in the Company's 1994 Annual Report to Shareholders.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                        PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

(a) Information about directors and nominees required by this item is incorporated by reference to the information under the caption "DIRECTORS AND NOMINEES" in the Registrant's definitive proxy statement to be filed in connection with its 1995 Annual Meeting of Shareholders.

(b) The executive officers listed below are elected annually by the Board of Directors of the Registrant, to serve for a term of office of one year and until their successors are elected.


Executive Name           Age  Officer Since    Positions During Last 5 Years

W. Robert Reum           52        1982      Chairman of the Board since April
                                             1991 and President and Chief
                                             Executive Officer since January
                                             1991; President and Chief
                                             Operating Officer from August 1989
                                             to December 1990

Craig A. Grant           47        1991      Vice President Human Resources
                                             since May 1991; human resources
                                             executive at The Ceco Corporation
                                             for more than five years prior to
                                             May 1991, of which two were as
                                             Vice President Human Resources

Stephen Gregory          45        1989      Vice President Finance, Treasurer
                                             and Chief Financial Officer since
                                             December 1994; Vice President from
                                             August 1994 to December 1994;
                                             President of the Material Handling
                                             Division of The Interlake
                                             Companies, Inc. from June 1989 to
                                             August 1994

John P. Miller           37        1993      Controller since April 1993; Vice
                                             President Finance of the Material
                                             Handling Division of The Interlake
                                             Companies, Inc. from October 1989
                                             to April 1993

Stephen R. Smith         38        1991      Vice President, Secretary and
                                             General Counsel since January
                                             1993; Vice President and General
                                             Counsel from January through
                                             December 1992; Vice President Law
                                             from September to December 1991;
                                             Partner in the Chicago law firm of
                                             Hopkins & Sutter from 1987 to
                                             September 1991

The Registrant has designated the operating executives named below as "executive officers" for purposes of certain provisions of the Securities Exchange Act of 1934.


Executive Name      Age       Officer Since    Positions During Last 5 Years

Brenton S. Fuller   51             1994      Chairman and Managing Director,
                                             Dexion (Australia) Pty. Ltd. since
                                             1976.

Robert J. Fulton    52             1994      President, Hoeganaes Corporation,
                                             the subsidiary which produces
                                             powdered metals, since July 1994;
                                             Chief Executive Officer of
                                             Micafil, Inc. and consultant to
                                             Sterling Stainless Tube - ITT
                                             Automotive from 1992 to 1994;
                                             Executive Vice President and Chief
                                             Operating Officer of Doehler-
                                             Jarvis from 1990 to 1992

John J. Greisch     39             1991      President Material Handling Group
                                             since December 1994; Vice
                                             President since December 1994;
                                             Vice President Finance, Treasurer
                                             and Chief Financial Officer from
                                             February 1993 to December 1994;
                                             Vice President from January
                                             through February 1993; Managing
                                             Director of Dexion Group plc from
                                             May 1991 through December 1992;
                                             Managing Director of Dexion
                                             Limited from February 1990 to
                                             November 1992; Group Finance
                                             Director of Dexion Group plc from
                                             October 1989 to September 1990

James Legler        46             1988      President, Chem-tronics, Inc., the
                                             subsidiary which manufactures
                                             precision engine components and
                                             provides jet engine component
                                             repairs

Robert A. Pedersen  49             1986      President, Interlake Packaging
                                             Corporation, the subsidiary which
                                             produces and distributes
                                             strapping, and strapping products
                                             and equipment

Vincent E. Piacenti 47             1994      Managing Director, Dexion Limited,
                                             since November 1992; Operations
                                             Director, Dexion Limited, from
                                             November 1991 to October 1992;
                                             Vice President Operations,
                                             Material Handling Division from
                                             1987 to November 1991

Bernd Stiller       54             1993      Managing Director, Dexion
                                             Continental Europe since December
                                             1994; Managing Director, Dexion
                                             Group plc from January 1993 to
                                             December 1994; Managing Director,
                                             Dexion GmbH since 1986

Daniel P. Wilson    50             1994      President Material Handling
                                             Division, since January 1994; Vice
                                             President Sales, Material Handling
                                             Division, from 1988 to 1993

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated into this report by reference to the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed in connection with its 1995 Annual Meeting of Shareholders. Notwithstanding the foregoing sentence, the information set forth under "Executive Compensation - Report of the Compensation Committee on Executive Compensation" and "Executive Compensation - Performance Graph" in the Registrant's definitive proxy statement to be filed in connection with its 1995 Annual Meeting of Shareholders is not incorporated herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item and information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 to the extent required to be disclosed, is incorporated into this report by reference to the information under the caption "Voting Securities and Security Ownership By Certain Persons and Management" in the Registrant's definitive proxy statement to be filed in connection with its 1995 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.

                                       PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this report:

                                                                       Page in
                                                                       Annual
      1. Financial Statements                                          Report*

         Report to Independent Accountants                               18
         Consolidated Statement of Operations for the Years Ended
          December 25, 1994, December 26, 1993 and December 27, 1992 19 Consolidated Balance Sheet at December 25, 1994 and
          December 26, 1993                                              20
         Consolidated Statement of Cash Flows for the Years Ended
          December 25, 1994, December 26, 1993 and December 27, 1992 21 Consolidated Statement of Shareholders' Equity (Deficit)
          for the Years Ended December 25, 1994, December 26, 1993
          and December 27, 1992                                          22
         Notes to Consolidated Financial Statements                   23-38

      *Incorporated by reference from the indicated pages of the 1994 Annual
        Report to Shareholders
                                                                      Page in
      2. Financial Statement Schedules                               Form 10-K
         Report of Independent Accountants on Financial Statement
          Schedules                                                      21
         Schedule V Property, Plant and Equipment                        22
         Schedule VI Accumulated Depreciation, Depletion and
          Amortization of Property, Plant and Equipment                  23
         Schedule VIII Valuation and Qualifying Accounts                 24
         Schedule X Supplementary Income Statement Information           25

         All other schedules are omitted because of the absence of conditions under which they would have been required or because the required information is disclosed in the financial statements or notes thereto.

      3. Exhibits

                                                                                                Sequential
                                                                                                  Numbering
Exhibit                                                                                           System
Number                             Item                                                           Page Number
3.   Articles of Incorporation and Bylaws

     3.1    Composite of the Registrant's Restated Certificate of Incorporation
            as amended, incorporated by reference to Exhibit 3.1 of the Registrant's Annual
            Report on Form 10-K for the year ended December 27, 1992 (the "1992 10-K")            None

     3.2    Bylaws of registrant as amended and restated dated August 23, 1990, incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on
            Form 10-K for the year ended December 30, 1990 (the "1990 10-K")                      None

4.   Instruments Defining the Rights of Security Holders including
Indentures
     4.1    Form of Indenture (including form of Senior Subordinated Debenture), incorporated by reference to Exhibit 4.1 of the Registrant's Registration
            Statement on Form S-2, File No. 33-46247, as amended (the "Debt S-2")                 None
     4.2    Rights Agreement dated as of January 26, 1989 between the Registrant and the First National Bank of Chicago, as Rights Agent, (the "Rights
            Agreement") incorporated by reference to Exhibit 2 of the Registrant's
            Registration Statement on Form 8-A dated as of January 27, 1989                       None
     4.3    Amendment to Rights Agreement dated as of August 15,1989,
            incorporated by reference to Exhibit (a) of the Company's Form 8 dated May 22,
            1990                                                                                  None
     4.4    Amendment to Rights Agreement dated as of May 7, 1990, incorporated
            by reference to Exhibit (b) of the Company's Form 8 dated May 22, 1990                None
     4.5    Form of Amendment to Rights Agreement, incorporated by reference to
            Exhibit 4.5 of the Registrant's Registration Statement on Form S-2, File No.
            33-46248, as amended (the "Common Stock S-2")                                         None
     4.6    Amendment to Rights Agreement dated as of April 13, 1994,
            incorporated by reference to Exhibit 7 of the Company's Form 8-A/A dated April
            19, 1994                                                                              None

     4.7    Preferred Stock Purchase Agreement dated as of March 6, 1992 among the Registrant and the persons listed on the Schedule of Purchasers attached
            thereto, incorporated by reference to Exhibit 4.6 of the Common Stock S-2             None
     4.8    Revised Form of Registration Rights Agreement among the Registrant and the parties listed on the signature pages thereof, incorporated by reference to Exhibit 4.4 of the Registrant's Post-Effective Amendment No. 4 to
            the Registration Statement on Form S-2, File No. 33-37041 (the "IRN Post-
            Effective Amendment No. 4")                                                           None
     4.9    Form of Series 1 Junior Convertible Subordinated Debenture,
            incorporated by reference to Exhibit 4.11 of the Common Stock S-2                     None
     4.10   Form of Series 2 Junior Convertible Subordinated Debenture,
            incorporated by reference to Exhibit 4.12 of the Common Stock S-2                     None
     4.11   Series A-3 Preferred Stock Purchase Agreement dated as of May 7, 1992 by and between the Registrant and the persons listed on the signature pages thereto, incorporated by reference to Exhibit 4.9 of the IRN Post-Effective
            Amendment No. 4                                                                       None
     4.12   Form of Series 3 Junior Convertible Subordinated Debenture (Exchange
            Debentures relating to the Series A-3 Preferred Stock), incorporated by
            reference to Exhibit 4.10 of the IRN Post-Effective Amendment No. 4                   None
     4.13   Stock Purchase Agreement dated November 2, 1989 between the
            Registrant and LaSalle National Bank, trustee for The Interlake Corporation
            Employee Stock Ownership Plan, incorporated by reference to Exhibit 10(v) of the Registrant's Annual Report on Form 10-K for the year ended December 29, 1991
            (the "1991 10-K")                                                                     None
     4.14   Form of Amended and Restated Credit Agreement, incorporated by
            reference to Exhibit 10.15 of the IRN Post-Effective Amendment No. 4                  None

     4.15   First Amendment, dated as of August 17, 1992, to the Amended and
            Restated Credit Agreement, incorporated by reference to Exhibit 4.18 of the
            1992 10-K                                                                             None
     4.16   Second Amendment, dated as of October 30, 1992, to the Amended and Restated Credit Agreement, incorporated by reference to Exhibit 4.19 of the
            1992 10-K                                                                             None
     4.17   Third Amendment, dated August 20, 1993, to the Amended and Restated
            Credit Agreement, incorporated by reference to the Registrant's quarterly
            report on Form 10-Q for the quarter ending September 26, 1993                         None
     4.18   Fourth Amendment, dated December 22, 1993, to the Amended and
            Restated Credit Agreement, incorporated by reference to Exhibit 4.29 of the
            Registrant's Annual Report on Form 10-K for the year ended December 26, 1993
            ("1993 10-K")                                                                         None
     4.19   Fifth Amendment, dated February 23, 1994, to the Amended and Restated
            Credit Agreement, incorporated by reference to Exhibit 4.30 of the 1993 10-K          None
     4.20   Sixth Amendment, dated as of August 16, 1994, to the Amended and
            Restated Credit Agreement                                                             _____
     4.21   Seventh Amendment, dated as of January 24, 1995, to the Amended and
            Restated Credit Agreement                                                             _____
     4.22   Eighth Amendment, dated as of February 1, 1995, to the Amended and
            Restated Credit Agreement                                                             _____
     4.23   The Registrant Term Notes dated June 18, 1992, incorporated by
            reference to Exhibit 4.20 of the 1992 10-K                                            None
     4.24   The Registrant Revolving Notes dated June 18, 1992, incorporated by
            reference to Exhibit 4.21 of the 1992 10-K                                            None
     4.25   Subsidiary Term Notes dated June 18, 1992, incorporated by reference
            to Exhibit 4.22 of the 1992 10-K                                                      None
     4.26   Subsidiary Revolving Notes dated June 18, 1992, incorporated by
            reference to Exhibit 4.23 of the 1992 10-K                                            None
     4.27   The Registrant Delayed Draw Notes dated June 18, 1992, incorporated
            by reference to Exhibit 4.24 of the 1992 10-K                                         None
     4.28   The Registrant Deferred Term Notes dated June 18, 1992, incorporated
            by reference to Exhibit 4.25 of the 1992 10-K                                         None
     4.29   The Registrant Pledge Agreement dated September 27, 1989, made by the
            Registrant and accepted by Chemical Bank, along with stock certificates of the two subsidiaries, incorporated by reference to Exhibit 10(t) of the
            Registrant's Annual Report on Form 10-K for the year ended December 31, 1989
            (the "1989 10-K")                                                                     None
     4.30   Amended and Restated Security Agreement dated September 27, 1989 and amended and restated as of August 17, 1992 between the Registrant and Chemical
            Bank, incorporated by reference to Exhibit 4.27 of the 1992 10-K                      None
     4.31   Amended and Restated Security Agreement among Certain Subsidiaries of the Registrant and Chemical Bank dated as of September 27, 1989 and amended and restated as of August 17, 1992, incorporated by reference to Exhibit 4.28 of
            the 1992 10-K                                                                         None
10.  Material Contracts
 <F1>10.1   1995 Executive Incentive Compensation Plan                                            _____
 <F1>10.2   1994 Executive Incentive Compensation Plan, incorporated by reference
            to Exhibit 10.1 of the 1993 10-K                                                      None
 <F1>10.3   Key Executive Retention Program adopted February 23, 1995                             _____
 <F1>10.4   Form of Grant of Stock Award as of February 23, 1995                                  _____
 <F1>10.5   Form of Agreement dated August 27, 1992 for the Cancellation and Re-
            Granting of Non-Qualified Stock Options between the Registrant and U.S.
            executive officers and employees, incorporated by reference to Exhibit 10.7 of
            the 1992 10-K                                                                         None
 <F1>10.6   Form of Non-Qualified Stock Option Agreement dated January 26, 1995
            between the Registrant and one executive officer                                      _____
 <F1>10.7   Form of Non-Qualified Stock Option Agreement dated January 26, 1995
            between the Registrant and one foreign executive officer                              _____
 <F1>10.8   Form of Grant of Stock Award as of May 23, 1991 - Outside Director,
            incorporated by reference to Exhibit 10(a) of the 1991 10-K                           None
 <F1>10.9   Form of Grant of Stock Award as of April 26, 1990 - Outside
            Directors, incorporated by reference to Exhibit 10(a) of the 1990 10-K                None
 <F1>10.10  Amendment to Non-Qualified Stock Option Agreement and to Stock
            Appreciation Rights granted July 23, 1987 by the Registrant to one U.S.
            executive officer, incorporated by reference to Exhibit 10(i) of the 1990 10-K        None
 <F1>10.11  Amendment to Non-Qualified Stock Option Agreement and to Stock
            Appreciation Rights granted July 28, 1988 by the Registrant to one U.S.
            executive officer, incorporated by reference to Exhibit 10(j) of the 1990 10-K        None
 <F1>10.12  1989 Stock Incentive Program, incorporated by reference to the proxy statement filed in connection with the Registrant's 1990 annual meeting
            of shareholders                                                                       None
 <F1>10.13  1986 Stock Incentive Program, incorporated by reference to
            Appendix D to the Registrant's Registration Statement on Form S-4 filed with
            the Securities and Exchange Commission on March 26, 1986                              None
     10.14  Trust Agreement between the Registrant and Continental Illinois
            National Bank and Trust Company of Chicago with respect to The Interlake
            Corporation Restated Directors' Post-Retirement Income Plan dated September 30,
            1988, incorporated by reference to Exhibit 10(p) of the Registrant's Annual
            Report on Form 10-K for the year ended December 25, 1988 (the "1988 10-K")            None
     10.15  Trust Agreement between the Registrant and Continental Illinois
            National Bank and Trust Company of Chicago with respect to the Deferred
            Compensation Agreement dated May 29, 1986 (as amended August 5, 1988) between the Registrant and Frederick C. Langenberg dated September 30, 1988,
            incorporated by reference to Exhibit 10(q) of the 1988 10-K                           None
     10.16  Form of Indemnification Agreement between the Registrant and
            Outside Directors, incorporated by reference to Exhibit 10(a) of the
            Registrant's Annual Report on Form 10-K for the year ending December 27, 1987
            (the "1987 10-K")                                                                     None
 <F1>10.17  Form of Indemnification Agreement between the Registrant and executive officers, including inside directors, incorporated by reference to
            Exhibit 10(b) of the 1987 10-K                                                        None
 <F1>10.18  Form of Severance Pay Agreement between the Registrant and 12
            executive officers                                                                    _____
 <F1>10.19  Form of Severance Pay Agreement between the Registrant and two
            executive officers                                                                    _____
     10.20  Cross Indemnification Agreement dated as of May 29, 1986, between the Registrant and Acme Steel Company, incorporated by reference to
            Exhibit 10(b) of the Registrant's Annual Report on Form 10-K for the year ended
            December 28, 1986 (the "1986 10-K")                                                   None

     10.21  Parallel Loan Agreement dated as of May 29, 1986, between Acme
            Steel Company and The Interlake Companies, Inc., as amended by letter agreement
            dated June 27, 1986, incorporated by reference to Exhibit 10(c) of the 1986 10-K      None
     10.22  Tax Indemnification Agreement dated as of May 29, 1986, between the Registrant and Acme Steel Company, incorporated by reference to Exhibit
            10(i) of the 1986 10-K                                                                None

     10.23  Deferred Compensation Agreement dated May 29, 1986, between the
            Registrant and Frederick C. Langenberg, incorporated by reference to Exhibit
            10(j) of the 1986 10-K                                                                None
     10.24  Instrument of Assumption and Release dated May 29, 1986, between the Registrant, W. R. Reum and Acme Steel Company, concerning an April 12, 1982
            Agreement between W. R. Reum and Interlake, Inc. (n.k.a. Acme Metals, Inc.),
            incorporated by reference to Exhibit 10(l) of the 1986 10-K                           None
     13.    Portions of the Annual Report to Shareholders for fiscal year ended
            December 25, 1994 (With the exception of the data described in Part II, Items
            6, 7 and 8, no other data appearing in the Annual Report to Shareholders for
            fiscal year ended December 25, 1994, is deemed filed as part of this Form 10-K.)      _____

     18.    Letter of Preferability from Price Waterhouse regarding change in
            accounting principle in determining impairment of long-lived assets                   _____

     22.    Subsidiaries of the Registrant                                                        _____

     23.    Consent of Experts and Counsel                                                        None
            23.1   Consent of Price Waterhouse                                                    _____

     27.    Financial Data Schedule                                                               -----

     28.    Description of Capital Stock of the Registrant, incorporated by
            reference to Exhibit 28 of the 1992 10-K                                              None

  <F1>  Management contract or compensatory plan or arrangement


REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of The Interlake Corporation

Our audits of the consolidated financial statements referred to in our report dated January 25, 1995, except as to Note 18, which is as of March 8, 1995, appearing in the 1994 Annual Report to Shareholders of The Interlake Corporation (which report and consolidated financial statements are incor-porated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K.
In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in the Notes to Consolidated Financial Statements appearing in the 1994 Annual Report to Shareholders of The Interlake Corporation, the Company changed its method of evaluating the recoverability of goodwill and other long-lived assets in 1994 and changed its method of accounting for postretirement benefits other than pensions and its method of accounting for income taxes in 1992.



PRICE WATERHOUSE LLP

Chicago, Illinois
January 25, 1995

           THE INTERLAKE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     SCHEDULE V PROPERTY, PLANT AND EQUIPMENT
                               (in thousands)

                                                                      Construction
                                 Land        Buildings   Equipment    in Progress    Total
Balance at December 29, 1991     $ 7,391     $75,795     $264,968     $8,013         $356,167
  Additions at cost . . .                      1,298       15,772      7,518           24,588
  Retirements or sales. .            (14)         (5)      (4,161)                     (4,180)
  Changes in exchange rates         (386)     (3,235)     (10,495)      (338)         (14,454)
  Other changes-add (deduct)        (128)       (224)      (1,059)       126           (1,285)

Balance at December 27, 1992       6,863      73,629      265,025     15,319          360,836
  Additions at cost . . .                        984       24,634    (11,078)          14,540
  Retirements or sales. .                       (108)      (2,682)                     (2,790)
  Changes in exchange rates         (136)     (1,142)      (2,058)       (17)          (3,353)
  Other changes-add (deduct)           2         812         (859)        (2)             (47)

Balance at December 26, 1993       6,729      74,175      284,060      4,222          369,186
  Additions at cost . . .                        333       12,871      2,281           15,485
  Retirements or sales. .             (1)        (87)      (5,938)      (411)          (6,437)
  Changes in exchange rates          218       1,367        3,237        137            4,959
  Other changes-add (deduct)                                    9       (362)            (353)

Balance at December 25, 1994     $ 6,946     $75,788     $294,239     $5,867         $382,840

             THE INTERLAKE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE VI ACCUMULATED DEPRECIATION, DEPLETION
                AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                               (in thousands)

                                                         Machinery
                                                         and
                                 Land        Buildings   Equipment     Total
Balance at December 29, 1991     $           $29,720     $168,491      $198,211
  Additions charged to costs
   and expenses . . . .                        2,176       18,282        20,458
  Retirements . . . . . .                         (5)      (3,523)       (3,528)
  Changes in exchange rates                   (1,379)      (8,265)       (9,644)
  Other changes-add (deduct)                    (215)        (665)         (880)

Balance at December 27, 1992                  30,297      174,320       204,617
  Additions charged to costs
   and expenses . . . .                        2,127       17,640        19,767
  Retirements . . . . . .                        (86)      (2,244)       (2,330)
  Changes in exchange rates                     (589)      (1,535)       (2,124)
  Other changes-add (deduct)                     (74)        (361)         (435)

Balance at December 26, 1993                  31,675      187,820       219,495
  Additions charged to costs
   and expenses . . . .                        2,144       16,992        19,136
  Retirements . . . . . .                        (83)      (4,615)       (4,698)
  Changes in exchange rates                      615        2,354         2,969
  Other changes-add (deduct)                                  204           204

Balance at December 25, 1994     $           $34,351     $202,755      $237,106


Note: The estimated lives used in determining annual rates of depreciation to be applied to the cost for principal classes of assets are:

                                                  Years
                        Buildings                30 to 50
                        Machinery and Equipment   3 to 18

             THE INTERLAKE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE VIII VALUATION AND QUALIFYING ACCOUNTS

                                                     Additions
                               Balance at   Charged to   Charged                     Balance at
                               Beginning    Costs and    to Other                    End of
Description                    of Year      Expenses     Accounts<F1> Deductions     Year
                                                (in thousands)

Valuation accounts deducted from assets to which they apply:

Allowance for doubtful accounts receivable
Year ended
  December 25, 1994            $ 2,775      $   873     $   89       $  (760)<F2>    $ 2,977

  December 26, 1993            $ 3,989      $   179     $  163       $(1,556)<F2>    $ 2,775

  December 27, 1992            $ 5,014      $ 1,283     $  201       $(2,509)<F2>    $ 3,989

  <F1> consists principally of recoveries of accounts charged off in prior years
  <F2> consists principally of uncollectible accounts charged off and foreign exchange rate fluctuations

Amortization of goodwill
Year ended
  December 25, 1994            $20,141      $35,652     $            $(49,171)<F1>   $ 6,622

  December 26, 1993            $18,646      $ 1,495     $            $               $20,141

  December 27, 1992            $14,077      $ 4,569     $            $               $18,646

  <F1> includes write-down of goodwill - see Note 2 of Notes to Consolidated Financial Statements

            THE INTERLAKE CORPORATION AND CONSOLIDATED SUBSIDIARIES
             SCHEDULE X SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                For the Years Ended

                                    December 25,    December 26,   December 27,
                                       1994            1993           1992
                                                  (in thousands)

Maintenance and repairs              $ 17,480       $ 17,196         $ 18,451

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

                                          THE INTERLAKE CORPORATION


                                          By ______________________


                                            W. Robert Reum
                                            Chairman, President and Chief
                                            Executive Officer

March 14, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

          Signature                         Title



_______________________          Director, Chairman, President and
W. Robert Reum                      Chief Executive Officer


_______________________               Vice President Finance,
Stephen Gregory                   Treasurer and Chief Financial Officer


_______________________               Controller and Chief
John P. Miller                         Accounting Officer


______________________                      Director
John A. Canning, Jr.


______________________                      Director
James C. Cotting


______________________                      Director
Arthur G. Hansen                                            March 14, 1995


______________________                      Director
John E. Jones


______________________                      Director
Frederick C. Langenberg


______________________                      Director
Quentin C. McKenna


______________________                      Director
William G. Mitchell


______________________                      Director
Erwin E. Schulze

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-4266 and 33-11428) of The Interlake Corporation of our report dated January 25, 1995, except as to Note 18, which is as of March 8, 1995, appearing in the 1994 Annual Report to Shareholders of The Interlake Corporation which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation of our report on the Financial Statement Schedules, which appears elsewhere in this Form 10-K.

PRICE WATERHOUSE LLP



Chicago, Illinois

March 14, 1995