Form 10-Q
period 1995-04-02
INTERLAKE CORP
filed 1995-05-02
CIK 790929

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549




                                    FORM 10-Q




                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



                   For the quarterly period ended April 2, 1995
                          Commission file number 1-9149



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



As of April 15, 1995, 22,816,195 shares of the Registrant's common stock were outstanding.

                             THE INTERLAKE CORPORATION

                          PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements for the three month periods ended April 2, 1995 and March 27, 1994 and as of April 2, 1995 and March 27, 1994 are unaudited, but include all adjustments which the Registrant considers necessary for a fair presentation of results of operations and financial position for the applicable periods. Except as noted, all adjustments are of a normal recurring nature.

                       Consolidated Statement of Operations
                            For the Three Months Ended
                         April 2, 1995 and March 27, 1994
                    (In thousands except per share statistics)

                                                         1995         1994
                                                      (14 Weeks)   (13 Weeks)
Net Sales                                              $206,898     $169,336
Cost of Products Sold                                   155,979      129,863
Selling and Administrative Expense                       32,212       27,440
Operating Profit                                         18,707       12,033
Non-operating (income) expense                              (71)        (996)
Earnings Before Interest and Taxes                       18,778       13,029
Interest Expense                                         13,950       12,818
Interest Income                                            (471)        (277)
Income (Loss) Before Taxes, Minority
Interest and Accounting Change                            5,299          488
Provision for Income Taxes                                3,489        1,988
Income (Loss) Before Minority Interest
and Accounting Change                                     1,810       (1,500)
Minority Interest in Net Income of Subsidiaries           1,416          895
Income (Loss) Before Accounting Change                      394       (2,395)
Accounting Change                                             -         (194)
Net Income (Loss)                                      $    394     $ (2,589)
Primary Net Income (Loss) Per Share
  Per Share Before Accounting Change                   $    .02     $   (.11)
  Per Share Accounting Change                                 -         (.01)
Primary Net Income (Loss) Per Share                    $    .02     $   (.12)
Fully Diluted Net Income Per Share                     $    .01          N/A
Weighted Average Shares Outstanding
  Primary                                                22,341       22,027
  Fully Diluted                                          29,921          N/A

                            THE INTERLAKE CORPORATION
                            Consolidated Balance Sheet
                       April 2, 1995 and  December 25, 1994
                               (Dollars in thousands)

Assets                                                        1995         1994
Current Assets:
  Cash and cash equivalents                                 $ 22,473    $ 39,708
  Receivables, less allowances for doubtful accounts of
  $3,171 at April 2, 1995 and $2,977 at December 25, 1994    126,056     129,089
  Inventories - Raw materials and supplies                    23,283      22,875
              - Semi-finished and finished products           59,225      50,978
  Other current assets                                         8,309       6,340
              Total Current Assets                           239,346     248,990

Goodwill and Other Assets:
  Goodwill, less amortization                                  4,426       4,667
  Other assets                                                45,909      45,562
                                                              50,335      50,229
Property, Plant and Equipment, at cost                       392,327     382,840
Less - Depreciation and amortization                        (246,404)   (237,106)
                                                             145,923     145,734

      Total Assets                                          $435,604    $444,953


Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
  Accounts payable                                          $ 68,860    $ 71,957
  Accrued liabilities                                         40,847      42,563
  Interest payable                                             3,249      13,910
  Accrued salaries and wages                                  12,807      18,060
  Income taxes payable                                        11,230      10,328
  Debt due within one year                                    30,527      24,553
      Total Current Liabilities                              167,520     181,371

Long-Term Debt                                               417,067     417,898

Other Long-Term Liabilities and Deferred Credits             104,240     102,964
Preferred Stock - 2,000,000 shares authorized
  Convertible Exchangeable Preferred Stock - Redeemable,
  par value $1 per share, issued 40,000 shares                39,155      39,155

Shareholders' Equity (Deficit):
  Common stock, par value $1 per share, authorized
  100,000,000 shares, issued 23,228,695 shares                23,229      23,229
  Additional paid-in capital                                  13,504      30,248
  Cost of common stock held in treasury (412,500 shares at
  April 2, 1995 and 1,202,000 shares at December 25, 1994)    (9,625)    (28,047)
  Accumulated deficit                                       (293,571)   (293,966)
  Unearned compensation                                      (10,752)    (10,058)
  Accumulated foreign currency translation adjustments       (15,163)    (17,841)
                                                            (292,378)   (296,435)

      Total Liabilities and Shareholders' Equity (Deficit)  $435,604    $444,953

                            THE INTERLAKE CORPORATION
                       Consolidated Statement of Cash Flows
           For the Three Months Ended  April 2, 1995 and March 27, 1994
                                  (In thousands)



                                                            1995         1994
                                                         (14 Weeks)   (13 Weeks)

Cash flows from (for) operating activities:
  Net income (loss)                                       $    394     $ (2,589)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                            5,322        5,987
    Debt issuance costs                                     (1,236)      (1,137)
    Other operating adjustments                              1,155         (288)
    (Increase) decrease in working capital:
      Accounts receivable                                    6,188       (3,952)
      Inventories                                           (6,590)      (1,914)
      Other current assets                                  (1,759)        (540)
      Accounts payable                                      (4,219)       4,318
      Other accrued liabilities                            (19,352)     (10,537)
      Income taxes payable                                     953          577
        Total working capital change                       (24,779)     (12,048)

Net cash provided (used) by operating activities           (19,144)     (10,075)

Cash flows from (for) investing activities:
  Capital expenditures                                      (3,051)      (3,675)
  Proceeds from disposal of PP&E                                23           38
  Other investment flows                                        42           93

Net cash provided (used) by investing activities            (2,986)      (3,544)

Cash flows from (for) financing activities:
  Proceeds from issuance of long-term debt                  10,000            -
  Retirements of long-term debt                             (5,210)        (925)
  Other financing flows                                        804          302

Net cash provided (used) by financing activities             5,594         (623)

Effect of exchange rate changes                               (699)         (86)

Increase (Decrease) in cash and cash equivalents           (17,235)     (14,328)

Cash and cash equivalents, beginning of period              39,708       31,934

Cash and cash equivalents, end of period                  $ 22,473     $ 17,606

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Financial Statements

The information furnished in these financial statements is unaudited.

The Registrant and its subsidiaries are referred to herein on a consolidated basis as the Company.

Note 2 - Computation of Common Share Data

The weighted average number of common shares outstanding used to compute income
(loss) per common share for the first quarter was 22,341,000 in 1995 and 22,027,000 in 1994 for primary shares, and for fully diluted shares was 29,921,000 in 1995. (The weighted average shares outstanding excludes common stock equivalents of 7,055,000 shares in 1994 related to the convertible preferred stock because the conversion of the preferred stock into such shares would have an anti-dilutive effect.)

Note 3 - Non-Operating (Income) Expense

Non-operating (income) expense consists of items which are not related to activities that constitute the Company's ongoing major operations. In 1994, non-operating (income) expense reflected a $1.1 million nonrecurring gain at Aerospace Components from the settlement of a real estate matter with a local transportation authority.

Note 4 - LIFO Inventories

The liquidation of LIFO inventories benefited income before taxes by $.8 million in the first quarter of 1995 and by $.6 million in the first quarter of 1994.

Note 5 - Income Taxes

In the first quarter of 1995, the Company had an effective tax rate of 65.8%. Because most of the interest expense is borne in the United States at the parent company level, the Company had substantial taxable income in foreign and state jurisdictions. Taxes due to foreign authorities were not offset by U.S. federal income tax benefits.

The high level of net interest expense caused domestic losses in 1994 which were not eligible for federal tax benefits in the periods in which they were incurred (although such losses may be carried forward and tax benefits realized in future years to the extent that domestic income is earned). As a result, the taxes due to foreign and state authorities were not offset by U.S. federal income tax benefits in 1994 and, as a result, the Company recorded tax expense in excess of pretax income in 1994.

Note 6 - Environmental Matters

In connection with the reorganization of the old Interlake, Inc. (now Acme Steel Company ("Acme")) in 1986, the Registrant, then newly-formed, indemnified Acme against certain environmental liabilities relating to properties which had been shut down or disposed of by Acme's iron and steel division prior to the 1986 reorganization. As of April 2, 1995, the Company's reserves for environmental liabilities totalled $5.9 million.

Based on its current estimate of its potential environmental liabilities, including all contingent liabilities, individually and in the aggregate, asserted and unasserted, the Company believes that the costs of environmental matters have been fully provided for or are unlikely to have a material adverse effect on the Company's business, future results of operations, liquidity or consolidated financial condition. In arriving at its current estimate of its potential environmental liabilities, the Company has relied upon the estimates and analysis of its environmental consultants and legal advisors, as well as its own evaluation, and has considered: the probable scope and cost of investigations and remediations for which the Company expects to have liability; the likelihood of the Company being found liable for the claims asserted or threatened against it; and the risk of other responsible parties not being able to meet their obligations with respect to clean-ups. In estimating its potential environmental liabilities, the Company has not taken into consideration any potential recoveries from insurance companies, although in May 1994 the Company instituted an action seeking a declaratory judgment against and recoveries from insurers under policies covering nearly 30 years. The Company's estimate has not been discounted to reflect the time-value of money, although a significant delay in implementation of certain of the remedies thought to be probable could result in cost estimates increasing due to inflation.

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

With respect to the contaminated soils, the Company has conducted certain investigations at the request of the Minnesota Pollution Control Agency ("MPCA"), and has studied various remedial alternatives and associated costs. The alternatives studied have included both those that assume that the Duluth Site will be used for industrial purposes, consistent with its current and historical uses, and those that would meet standards for unrestricted use. Based on these investigations and studies, the Company's estimate of its share of the likely costs to complete remediation of certain contaminated soils at the site to standards consistent with the site's present industrial use, based on risk assessments and other assumptions it believes to be most appropriate, range from $3 million to $4 million. The Company has reviewed other remedial plans prepared on behalf of the Company for the contaminated soils which also contemplate the continued industrial use of the property but which could cost as much as $20 million. This higher amount is based upon certain risk assessments and other assumptions which the Company believes to be overly conservative. If remediation to an unrestricted use standard were required, the cost likely would be higher yet. The cost of the remedial alternative designed to meet unrestricted use standards most recently prepared for the Company was calculated to be approximately $38 million.

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

The Company's current expectation is that cash outlays related to its outstanding reserves for environmental matters will be made over the period of 1995 to 1997, or later. If the Company ultimately determines that additional charges are necessary in connection with the Duluth Site, the Company believes it is likely that cash outlays would occur near the end of the decade, or later.

Note 7 - Accounting Change

Effective as of the beginning of fiscal 1994, the Company changed its method of accounting for postretirement benefits for its foreign plans by adopting the Financial Accounting Standards Board's FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This change in accounting principle required restatement of previously reported first quarter 1994 results by a charge of $.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
First Quarter 1995 Compared with First Quarter 1994

First quarter net sales increased 22%  to $206.9 million from $169.3 million in
the first quarter of 1994 with improvements in both segments.    The weakening
of the U.S. dollar against most foreign currencies added $4.8 million to net sales compared with 1994. Higher sales volumes boosted operating profit by 55% to $18.7 million, compared with $12.0 million in the first quarter of 1994.
Net income for the quarter was $.4 million compared with a net loss of $2.6 million in 1994. The first quarter of 1995 was a 14-week period, whereas the first quarter of 1994 was a 13-week period, which partially accounts for the higher sales, operating profit and interest costs.

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


                                           First Quarter Segment Results

                                            Net Sales       Operating Profit
                                          1995    1994      1995    1994
                                                   (in millions)

Engineered Materials
         Special Materials               $ 48.1 $ 35.7
         Aerospace Components              16.7   12.5
                                           64.8   48.2     $ 10.8  $  7.8

Handling/Packaging Systems
         Handling                         105.9   91.6
         Packaging                         36.2   29.5
                                          142.1  121.1        8.2     5.5
Corporate Items                                              ( .3)   (1.3)

Consolidated Totals                      $206.9 $169.3     $ 18.7  $ 12.0

Engineered Materials

Sales of $64.8 million in the Engineered Materials segment were up 34%, due to increased tonnage of metal powders along with higher selling prices at Special Materials and higher fabrication sales at Aerospace Components. Operating profit for the segment increased 38% in the first quarter.

For the first quarter, Special Materials' metal powder sales increased 34% compared with the same period last year, setting a quarterly record in terms of both tonnage and revenues, due to continued strong demand from the automotive industry. This increase, in part, reflects the continued increase in automotive usage of powder metal components. Operating profit increased 49% for the quarter, reflecting the increased tonnage, higher selling prices and improved manufacturing performance.

Aerospace Components' first quarter sales increased 34% compared with the 1994 period due to higher commercial fabrication shipments. Operating profit for the quarter was down 37%. Excluding a one-time gain in 1994 from the settlement of a real estate matter, operating profit increased 54% in 1995 due to the higher volume of fabrication shipments, and improved margins in the aviation repair business resulting from cost controls, increased productivity and a more favorable sales mix.

Order backlogs in this segment were $172.6 million at the end of the quarter, up from $80.6 million at the end of March 1994. Special Materials' backlog reached a record level, up 141% from 1994, reflecting the continued strong demand from the automotive industry. Aerospace Components' backlog increased 101%, mainly due to new multi-year fabrication orders received during the latter part of 1994 and early 1995 for commercial, military and space applications.

Handling/Packaging Systems

Sales in the Handling/Packaging Systems segment increased 17% to $142.1 million, with improvements at both Handling and Packaging while operating profit for the segment increased 50%.

For the first quarter, Handling's sales (at the same exchange rates) increased 10% compared with 1994, due to higher sales in all locations. North American sales increased 6%, European sales rose 12%, and sales in the Asia Pacific region were up 20% from the year earlier period. Handling's operating profit increased 26% (at the same exchange rates) compared with the first quarter of 1994. Operating profit in North America increased 34% over 1994, as higher volume and improved rack selling prices were partially offset by higher steel costs. Handling's European operating profit declined 2%, despite higher sales in the U.K. and continental Europe due to lower margins and higher pension expense. Asia Pacific results improved over 1994 due to volume increases.

Packaging's first quarter 1995 sales (at the same exchange rates) increased 22% compared with 1994, with all operations reporting improved sales. Operating profit increased 40%, due primarily to higher volume and increased selling prices for steel strap and machines in Canada and the U.K. LIFO inventory liquidation benefits of $.8 million in the first quarter of 1995 compared with benefits of $.5 million in the 1994 period.

Order backlogs in this segment were $93.8 million at the end of the quarter, up from $76.7 million for the same period in 1994 (at the same exchange rates), due mainly to significantly higher backlog at the North American Handling operation.

Liquidity and Capital Resources

Cash Flow:
Cash outflows for operating activities were $19.1 million in the first quarter of 1995 compared with an outflow of $10.1 million in the first quarter of 1994 as working capital required an outflow of $24.8 million compared with an outflow of $12.0 million in the first quarter of 1994. Working capital needs were significantly higher in the first quarter of 1995 due to the timing of interest payments and a lower level of payables.

Capital expenditures of $3.1 million during the quarter compared with spending of $3.7 million during the prior year period. The Company anticipates that 1995 capital spending will be approximately $20.0 million.

Financing activities provided $5.6 million in the first quarter of 1995, mainly due to borrowings under the Company's bank credit agreement.

Capital Resources:
Interlake's total debt at the end of the first quarter was $447.6 million, up $5.1 million from year-end 1994. Cash totaled $22.5 million at the end of the quarter, compared with $39.7 million at the end of 1994, reflecting increased working capital requirements.

During 1995 the Company has long-term debt amortization requirements of $24.6 million including $5.9 million of amortization payments made in the first quarter of 1995. Based on current levels of performance, and the availability of additional revolver borrowings under the Company's bank credit agreement, the Company believes that it will have adequate liquidity to meet its debt amortization and operating requirements in 1995. Under the bank credit agreement, the Company will be able to borrow under its revolving facility up to an additional $34 million over the April 2, 1995 revolver borrowings. However, outstanding revolver borrowings at the end of each of the Company's three remaining 1995 fiscal quarters will be limited to between $7 million and $19 million above the April 2, 1995 revolver borrowings.

The Company announced last month that it had reached an agreement with its bank lending group which revised certain financial covenants under its bank credit agreement. The Company anticipates that it will be able to comply with all bank credit agreement covenants in 1995.

In 1996, the Company has long-term debt amortization requirements of $88.8 million which it does not expect to be able to meet from operating cash flow. Consistent with its previously announced intent to evaluate alternative actions to refinance some or all of its long-term bank obligations in order to improve its financial flexibility beyond 1995, the Company has filed with the Securities and Exchange Commission a registration statement for an underwritten offering of $100 million of senior notes. The proceeds of the senior notes would be used to retire a portion of the Company's bank debt. The offering is conditional upon the amendment of the Company's bank credit agreement to defer the amortization of substantially all of the remaining bank indebtedness to 1999 and to revise certain financial covenants to provide added financial flexibility. It is expected that the offering of the senior notes and the amendment of the credit agreement will occur in the second quarter of 1995.

                         PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 10, 1995, SC Holdings, Inc., a subsidiary of Waste Management International Plc, filed a complaint in federal district court in Trenton, New Jersey, against Hoeganaes Corporation, a subsidiary of the Registrant, and numerous other defendants, seeking to recover amounts expended or to be expended in the remediation of the Cinnaminson Groundwater Contamination Site in Burlington County, New Jersey. The site is a broadly-defined Superfund site which encompasses a landfill formerly operated by the plaintiff and may also include the groundwater under Hoeganaes' Riverton, New Jersey facility. Hoeganaes may have shipped certain materials to the landfill. The matter is in a preliminary stage and discovery has yet to commence.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           None.

(b)        Reports on Form 8-K

           None.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               THE INTERLAKE CORPORATION



May 2, 1995                                 /s/STEPHEN GREGORY
                                               Stephen Gregory
                                               Vice President - Finance,
                                               Treasurer and Chief Financial
                                               Officer