Form 10-Q
period 1995-07-02
INTERLAKE CORP
filed 1995-07-27
CIK 790929

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549




                                 FORM 10-Q




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended July 2, 1995
                       Commission file number 1-9149



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



As of July 15, 1995, 22,816,195 shares of the Registrant's common stock were outstanding.

                         THE INTERLAKE CORPORATION

                      PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements as of July 2, 1995 and June 26, 1994 are unaudited, but include all adjustments which the Registrant considers necessary for a fair presentation of results of operations and financial position for the applicable periods. Except as noted, all adjustments are of a normal recurring nature.

                   Consolidated Statement of Operations
                           For the Periods Ended
                      July 2, 1995 and June 26, 1994
                (In thousands except per share statistics)

                                                     Second Quarter          Six Months
                                                    1995       1994       1995       1994
                                                  (13 Wks)   (13 Wks)   (27 Wks)   (26 Wks)
Net Sales                                         $206,421   $182,052   $413,319   $351,388
Cost of Products Sold                              157,153    138,654    313,132    268,517
Selling and Administrative Expense                  31,956     29,753     64,168     57,193
Operating Profit                                    17,312     13,645     36,019     25,678
Non-operating (Income) Expense                        (555)       270       (626)      (726)
Earnings Before Interest and Taxes                  17,867     13,375     36,645     26,404
Interest Expense                                    13,097     12,773     27,047     25,591
Interest Income                                       (280)      (290)      (751)      (567)
Income Before Taxes, Minority Interest,
  Accounting Change and Extraordinary Item           5,050        892     10,349      1,380
Provision for Income Taxes                           3,019      2,284      6,508      4,272
Income (Loss) Before Minority Interest,
  Accounting Change and Extraordinary Item           2,031     (1,392)     3,841     (2,892)
Minority Interest in Net Income of Subsidiaries      1,336      1,043      2,752      1,938
Income (Loss) Before Accounting Change
  and Extraordinary Item                               695     (2,435)     1,089     (4,830)
Accounting Change                                        -          -          -        194
Income (Loss) Before Extraordinary Item                695     (2,435)     1,089     (5,024)
Extraordinary Item                                  (3,448)         -     (3,448)         -
Net Income (Loss)                                 $ (2,753)  $ (2,435)  $ (2,359)  $ (5,024)
Net Income (Loss) Per Share:
   Primary Per Share Before Accounting Change
     and Extraordinary Item                          $ .03      $(.11)     $ .05      $(.22)
   Per Share Accounting Change                           -          -          -       (.01)
   Per Share Extraordinary Item                       (.15)         -       (.15)         -
  Primary Net Income (Loss) Per Share                $(.12)     $(.11)     $(.10)     $(.23)
   Fully Diluted Per Share Before Accounting Change
     and Extraordinary Item                          $ .02                 $ .03
   Per Share Extraordinary Item                       (.11)                 (.11)
  Fully Diluted Net Income (Loss) Per Share          $(.09)                $(.08)
Weighted Average Shares Outstanding
  Primary                                           22,570     22,027     22,570     22,027
  Fully Diluted                                     30,204                30,204

                         THE INTERLAKE CORPORATION
                        Consolidated Balance Sheet
                    July 2, 1995 and  December 25, 1994
                           (Dollars in thousands)

Assets                                                                  1995        1994
Current Assets:
 Cash and cash equivalents                                           $  27,217   $  39,708
 Receivables, less allowances for doubtful accounts of
  $3,411 at July 2, 1995 and $2,977 at December 25, 1994               128,738     129,089
 Inventories - Raw materials and supplies                               24,549      22,875
             - Semi-finished and finished products                      58,711      50,978
 Other current assets                                                    9,422       6,340
          Total Current Assets                                         248,637     248,990

Goodwill and Other Assets:
 Goodwill, less amortization                                             4,255       4,667
 Other assets                                                           46,229      45,562
                                                                        50,484      50,229
Property, Plant and Equipment, at cost                                 395,084     382,840
Less - Depreciation and amortization                                  (250,211)   (237,106)
                                                                       144,873     145,734

          Total Assets                                                $443,994    $444,953


Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
 Accounts payable                                                    $  69,240   $  71,957
 Accrued liabilities                                                    43,525      42,563
 Interest payable                                                        9,815      13,910
 Accrued salaries and wages                                             13,715      18,060
 Income taxes payable                                                   11,987      10,328
 Debt due within one year                                                3,457      24,553
          Total Current Liabilities                                    151,739     181,371
Long-Term Debt                                                         443,086     417,898
Other Long-Term Liabilities and Deferred Credits                       105,283     102,964
Preferred Stock - 2,000,000 shares authorized
 Convertible Exchangeable Preferred Stock - Redeemable,
  par value $1 per share, issued 40,000 shares (liquidation value
  $52,250 at July 2, 1995 and $47,847 at December 25, 1994)             39,155      39,155
Shareholders' Equity (Deficit):
 Common stock, par value $1 per share, authorized
  100,000,000 shares, issued 23,228,695 shares                          23,229      23,229
 Additional paid-in capital                                             13,504      30,248
 Cost of common stock held in treasury (412,500 shares at
  July 2, 1995 and 1,202,000 shares at December 25, 1994)               (9,625)    (28,047)
 Accumulated deficit                                                  (296,325)   (293,966)
 Unearned compensation                                                 (10,184)    (10,058)
 Accumulated foreign currency translation adjustments                  (15,868)    (17,841)
                                                                      (295,269)   (296,435)

          Total Liabilities and Shareholders' Equity (Deficit)        $443,994    $444,953

                         THE INTERLAKE CORPORATION
                   Consolidated Statement of Cash Flows
           For the Periods Ended July 2, 1995 and June 26, 1994
                              (In thousands)




                                                          1995         1994
                                                        (27 Wks)     (26 Wks)

Cash flows from (for) operating activities:
 Net income (loss)                                     $  (2,359)   $  (5,024)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                         10,389       12,135
    Extraordinary item                                     3,448            -
    Debt issuance costs                                   (5,513)      (1,264)
    Other operating adjustments                            2,132        1,113
    (Increase) decrease in working capital:
      Accounts receivable                                  3,178       (5,489)
      Inventories                                         (7,550)      (2,948)
      Other current assets                                (3,179)      (1,379)
      Accounts payable                                    (3,636)         175
      Other accrued liabilities                           (8,909)      (3,322)
      Income taxes payable                                 1,740        1,269
          Total working capital change                   (18,356)     (11,694)

Net cash provided (used) by operating activities         (10,259)      (4,734)

Cash flows from (for) investing activities:
 Capital expenditures                                     (7,205)      (5,724)
 Proceeds from disposal of PP&E                               90          113
 Acquisitions                                                  -         (746)
 Other investment flows                                      691         ( 11)

Net cash provided (used) by investing activities          (6,424)      (6,368)

Cash flows from (for) financing activities:
 Proceeds from issuance of long-term debt                110,127        9,000
 Retirements of long-term debt                          (106,003)     (10,280)
 Other financing flows                                     1,207        1,378

Net cash provided (used) by financing activities           5,331           98

Effect of exchange rate changes                           (1,139)         309

Increase (Decrease) in cash and cash equivalents         (12,491)     (10,695)

Cash and cash equivalents, beginning of period            39,708       31,934

Cash and cash equivalents, end of period                $ 27,217     $ 21,239

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Financial Statements

The information furnished in these financial statements is unaudited.

The Registrant and its subsidiaries are referred to herein on a consolidated basis as the Company.

Note 2 - Computation of Common Share Data

The weighted average number of common shares outstanding used to compute income
(loss) per common share for the second quarter was 22,570,000 in 1995 and 22,027,000 in 1994 for primary shares, and for fully diluted shares was 30,204,000 in 1995. (The weighted average shares outstanding excludes 7,366,000 contingent shares in 1994 related to the convertible preferred stock because the conversion of the preferred stock into such shares would have an anti-dilutive effect.)

Note 3 - Non-Operating (Income) Expense

Non-operating (income) expense consists of items which are not related to activities that constitute the Company's ongoing major operations. In the first half of 1994, non-operating (income) expense reflected a $1.1 million nonrecurring gain at Aerospace Components from the settlement of a real estate matter with a local transportation authority.

Note 4 - LIFO Inventories

The liquidation of LIFO inventories benefited income before taxes by $.8 million in the first half of 1995 and by $.6 million in the first half of 1994.

Note 5 - Income Taxes

In the first half of 1995, the Company had an effective tax rate of 62.9%. Because most of the interest expense is borne in the United States at the parent company level, the Company had substantial taxable income in foreign and state jurisdictions. Taxes due to foreign authorities were not offset by U.S. federal income tax benefits.

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

Note 6 - Environmental Matters

In connection with the reorganization of the old Interlake, Inc. (now Acme Steel Company ("Acme")) in 1986, the Registrant, then newly-formed, indemnified Acme against certain environmental liabilities relating to properties which had been shut down or disposed of by Acme's iron and steel division prior to the 1986 reorganization. As of July 2, 1995, the Company's reserves for environmental liabilities totaled $5.2 million.

Based on its current estimate of its potential environmental liabilities, including all contingent liabilities, individually and in the aggregate, asserted and unasserted, the Company believes that the costs of environmental matters have been fully provided for or are unlikely to have a material adverse effect on the Company's business, future results of operations, liquidity or consolidated financial condition. In arriving at its current estimate of its potential environmental liabilities, the Company has relied upon the estimates and analysis of its environmental consultants and legal advisors, as well as its own evaluation, and has considered: the probable scope and cost of investigations and remediations for which the Company expects to have liability; the likelihood of the Company being found liable for the claims asserted or threatened against it; and the risk of other responsible parties not being able to meet their obligations with respect to clean-ups. In estimating its potential environmental liabilities, the Company has not taken into consideration any potential recoveries from insurance companies, although in May 1994, the Company instituted an action seeking a declaratory judgment against and recoveries from insurers under policies covering nearly 30 years. The Company's estimate has not been discounted to reflect the time-value of money, although a significant delay in implementation of certain of the remedies thought to be probable could result in cost estimates increasing due to inflation.

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

With respect to the contaminated soils, the Minnesota Pollution Control Agency ("MPCA") on July 3, 1995, proposed a clean-up plan consistent with the anticipated industrial development of the site. A public comment period with respect to the MPCA's plan continues through August 3, 1995, following which the MPCA will make a final clean-up decision. The Company's consultants have estimated the cost of the plan proposed by the MPCA for the soils remediation to be between $3 million and $5 million. Other remedial plans reviewed by the Company's consultants, which also contemplated the continued industrial use of the property but were based on more conservative risk assessments and assumptions, were estimated to cost as much as $20 million, and alternatives which were designed to achieve clean-up to residential use standards were estimated to cost substantially more.

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

Note 7 - Extraordinary Item

During the second quarter of 1995, the Company issued $100.0 million of 12% Senior Notes due 2001, the proceeds of which were used to retire a portion of the Company's bank debt. Debt issuance costs of $3.4 million associated with the retired debt were written off and shown as an extraordinary item.

Note 8 - Accounting Change

Effective as of the beginning of fiscal 1994, the Company changed its method of accounting for postretirement benefits for its foreign plans by adopting the Financial Accounting Standards Board's FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This change in accounting principle required restatement of previously reported first half 1994 results by a charge of $.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Second Quarter 1995 Compared with Second Quarter 1994

Second quarter net sales increased 13% compared with the prior year period to $206.4 million. Sales in the Engineered Materials segment were up 15% to $62.5 million, due to improved volume and pricing of metal powders at Special Materials and higher sales at Aerospace Components. Sales in the Handling/Packaging Systems segment increased 13% to $143.9 million, with improvements at both Handling and Packaging. The weakening of the U.S. dollar against most foreign currencies added $5.8 million to sales compared with 1994. Higher sales volumes boosted operating profit by 27% to $17.3 million, compared with $13.6 million in the second quarter of 1994.

Excluding an extraordinary item, income for the quarter was $.7 million compared with a net loss of $2.4 million a year earlier. Including the extraordinary item, the Company posted a net loss of $2.8 million for the second quarter. The extraordinary item of $3.4 million was recorded to write off deferred debt issuance costs related to the early retirement of a portion of the Company's bank debt from the proceeds of the sale in June 1995 of $100.0 million of 12% Senior Notes due 2001 (see discussion under "Financial Condition/Liquidity").

Segment Results

The Company's businesses are organized into two segments: Engineered Materials and Handling/Packaging Systems. Businesses in Engineered Materials are Special Materials (ferrous metal powders) and Aerospace Components (precision aerospace component fabrication and aviation repair). Businesses in Handling/Packaging Systems are Handling (U.S. and international material handling operations) and Packaging (U.S. and international packaging operations).

                                           Second Quarter Segment Results
                                          Net Sales       Operating Profit
                                       1995       1994    1995       1994
                                                 (in millions)

Engineered Materials
  Special Materials                   $ 45.4     $ 38.5
  Aerospace Components                  17.1       15.9
                                        62.5       54.4  $ 10.4     $  8.1

Handling/Packaging Systems
  Handling                             107.9       95.9
  Packaging                             36.0       31.8
                                       143.9      127.7     7.6        5.8
Corporate Items                                             (.7)       (.3)

Consolidated Totals                   $206.4     $182.1  $ 17.3     $ 13.6

Engineered Materials

Sales of $62.5 million in the Engineered Materials segment were up 15% over the prior-year period, due to improved volume and pricing for metal powders at Special Materials and higher sales at Aerospace Components. Profit for the segment increased 30% in the second quarter.

Special Materials' metal powder sales increased 18% compared with the same period last year. This increase was due to continued strong demand from the automotive industry, partly reflecting the continuing increase in usage of powder metal components in vehicles. Profit increased 25% for the quarter, as a result of increased tonnage, higher selling prices and improved manufacturing performance.

Aerospace Components' second quarter sales increased 8% compared with the 1994 period due to higher sales of fabricated components and aviation repair services. Profit for the quarter increased 12% primarily due to improved margins in the aviation repair business resulting from higher volume, cost reductions and improved manufacturing efficiencies.

Order backlogs in this segment were $174.6 million at the end of the quarter, up from $103.5 million at the end of June 1994. Special Materials' backlog remained at a high level, up 106% from 1994, reflecting the continued strong demand from the automotive industry. Aerospace Components' backlog increased 53%, mainly due to new multi-year fabrication orders received during the latter part of 1994 and early 1995 for commercial, military and space applications.

Handling/Packaging Systems

Sales in the Handling/Packaging Systems segment increased 13% to $143.9 million, with improvements at both Handling and Packaging, while profit for the segment increased 30%.

Handling's sales (at comparable exchange rates) increased 7% compared with 1994. North American sales increased 19% and sales in the Asia Pacific region were up 9%, while European sales were down 3% from the year-earlier period. Handling's profit increased 24% (at comparable exchange rates) compared with the second quarter of 1994. North American profit increased 57%, due primarily to higher volume. Handling's European profit declined 14%, due to lower sales and margins.

Packaging's second quarter 1995 sales (at comparable exchange rates) increased 11% compared with 1994, with all operations reporting improved sales. Profit declined 3%, primarily due to higher raw material costs for plastic strap, and higher plastic strapping machine costs driven in large part by the weakness of the U.S. dollar against the Japanese yen.

Order backlogs in this segment were $100.3 million at the end of the quarter, up from $87.1 million for the same period in 1994 (at comparable exchange rates), due mainly to higher order rates at the North American Handling operation.

First Half 1995 Compared with First Half 1994

Sales for the first half of 1995 grew 18% to $413.3 million compared with the prior-year period. Sales in the Engineered Materials segment increased 24%, while sales in the Handling/Packaging Systems segment were up 15%. Favorable foreign currency exchange rates added $10.5 million to first-half 1995 sales. Operating profit increased 40% to $36.0 million from $25.7 million a year earlier. Income before the extraordinary item was $1.1 million compared with a loss for the 1994 period of $4.8 million before an accounting change. Including the extraordinary item, the 1995 net loss was $2.4 million, compared with a net loss after the accounting change of $5.0 million for the 1994 period. The first half of 1995 was a 27-week period, whereas the first half of 1994 was a 26-week period, which partially accounted for the higher sales and operating profit, as well as increased interest costs.

                                            Six Month Segment Results
                                          Net Sales       Operating Profit
                                       1995        1994   1995       1994
                                                  (in millions)

Engineered Materials
  Special Materials                   $ 93.5     $ 74.3
  Aerospace Components                  33.8       28.3
                                       127.3      102.6  $ 21.2     $ 15.9

Handling/Packaging Systems
  Handling                             213.8      187.5
  Packaging                             72.2       61.3
                                       286.0      248.8    15.8       11.3

Corporate Items                                            (1.0)      (1.5)

Consolidated Totals                   $413.3     $351.4  $ 36.0     $ 25.7

Engineered Materials

Sales for the first half of 1995 were up 24% from 1994, and profit increased 34%. Special Materials' sales increased 26%. Profit increased 36%, due to the increased tonnage, higher selling prices and improved manufacturing results. Aerospace Components' sales increased 19%. Profit was down 17% compared with the year earlier period, which benefited from a one-time gain from settlement of a real estate matter. Excluding this gain, profit for the first half of 1995 increased 28%.

Handling/Packaging Systems

Sales for the first half of 1995 were up 15% from 1994, and profit increased 39%. Handling's sales were up 8%, and profit increased 25%, as strong U.S. and Asia Pacific earnings more than offset lower European results. For the first six months of 1995, Packaging's sales increased 16%, with all units reporting higher sales. Profit increased 18% compared with the year-earlier period, with improved earnings in steel strap offsetting lower profit in plastic strap and machines. LIFO inventory liquidation benefits of $.8 million in the first half of 1995 compared with benefits of $.5 million in the 1994 period.

Financial Condition/Liquidity

Cash Flows:
Cash outflows for operating activities were $10.3 million in the first half of 1995, compared with outflows of $4.7 million in the first half of 1994. Working capital required an outflow of $18.4 million, compared with an outflow of $11.7 million in the first half of 1994. Working capital needs were higher in the first half of 1995 due to the timing of interest payments and increased levels of inventory.

Capital expenditures of $4.2 million during the quarter brought the year-to-date total to $7.2 million, compared with $5.7 million for the first six months of 1994. The Company anticipates that 1995 capital spending will be approximately $20.0 million.

Financing activities provided $5.3 million during the first half of 1995, due mainly to borrowings under the Company's bank credit agreement.

Capital Resources:
Interlake's total debt at the end of the second quarter was $446.5 million, up $4.1 million from year-end 1994. Cash totaled $27.2 million at the end of the quarter, compared with $39.7 million at the end of 1994, reflecting increased working capital requirements.

On June 26, 1995, the Company completed the sale of $100.0 million of 12% Senior Notes in a public offering. The proceeds from the offering of Senior Notes were used to repay a portion of the indebtedness outstanding under the Company's senior bank credit facilities. Concurrent with the closing of the sale of the Senior Notes and the repayment of a portion of its outstanding bank debt, the Company and its bank group completed an amendment to the Company's senior bank credit agreement to defer the amortization of substantially all of the remaining bank indebtedness until 1999 and to revise certain terms and financial covenants of the bank credit agreement.

Under the bank credit agreement the Company has available revolving facilities up to an additional $40.0 million over the July 2, 1995, revolving indebtedness. Based on current levels of performance, the Company believes this provides adequate liquidity.

                        PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business. None of these proceedings is material within the meaning of regulations of the Securities and Exchange Commission presently in effect.

In a Request for Response Action issued by the Minnesota Pollution Control Agency (the "MPCA") on March 29, 1994, the Company was named a responsible party for and requested to investigate and remediate certain contaminated soils, and to investigate certain underwater sediments, at a Superfund site in Duluth, Minnesota. With respect to the contaminated soils, the MPCA on July 3, 1995, proposed a clean-up plan consistent with the anticipated industrial development of the site. A public comment period continues through August 3, 1995, following which the MPCA will make a final clean-up decision. The Company's consultants have estimated the cost of the plan proposed by the MPCA for the soils clean-up to be between $3 million and $5 million. With respect to the underwater sediments, the Company is presently negotiating with the MPCA the scope of the requested investigation. The Company believes that any estimate of the potential cost of remediating the underwater sediments will not be meaningful until the investigation is completed and possible remedial alternatives are reviewed by the Company and the MPCA. See Note 6 of Notes to Consolidated Financial Statements.

On July 9, 1990, the City of Toledo, Ohio, (the "City") brought an action in Federal district court in Toledo, Ohio, against the Company, Acme Steel Company ("Acme" or the "old Interlake"), Beazer Materials and Services, Inc. ("Beazer") and Toledo Coke Corporation ("Toledo Coke") in connection with the alleged contamination of a 1.7-acre parcel of land the City had purchased from Toledo Coke for purposes of building a road. The City has alleged various claims, both with respect to the 1.7 acres of right-of-way and the remainder of the coke facility owned by Toledo Coke which adjoins the right-of-way. These claims seek a judgment finding the Company and the other defendants liable for the environmental remediation costs and other relief. The Company's alleged liability arises from its indemnification obligations with respect to Acme, which as the old Interlake operated coke ovens and by-product recovery facilities on the site from 1930 through 1978. In 1978 the old Interlake sold the coke plant to Koppers Company, Inc. which was later acquired by Beazer, and which indemnified Interlake against environmental liabilities. Koppers in turn, sold the facility to Toledo Coke. Interlake has cross-claimed against Beazer under its indemnity.

Prior to the filing of the preliminary injunction described below, the City and the defendants had been discussing possible remedial plans which the defendants believe would enable the City to build the road in question. Under these plans, the amounts required to be contributed by the Company would not have been material to the business or financial condition of the Company. On January 31, 1994, the City filed a motion seeking an injunction under the Resource Conservation Recovery Act ("RCRA") ordering the defendants to take certain remedial actions with respect to the right-of-way. On June 14, 1995, the Federal district court entered an order and memorandum (the "Order") denying the City's request for an injunction. In the Order, the Court also indicated that any ensuing pursuit by the City of its claims for cost recovery under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") properly lay against only the Interlake defendants and concerned only the right-of-way, not the entire coke facility. The City is seeking to appeal the Court's decision, and the Company may choose to challenge those portions of the Order pertaining to who are proper defendants in the CERCLA action.

The Company believes that it is entitled to be indemnified by Beazer for any liability and costs it incurs in conjunction with the City's action. Early in 1995, the Company and Beazer filed motions for summary judgment seeking the resolution of the indemnification issue. There has yet to be any ruling on these motions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On April 27, 1995, at the annual meeting of the Corporation, John E. Jones and
W. Robert Reum were reelected as directors. In addition, the stockholders approved an amendment to ARTICLE SIXTH, Section A of the Corporation's certificate of incorporation, providing for a Board of Directors consisting of not fewer than seven nor more than 15 directors. The vote tally was:

                          For       Withheld                Broker non-votes
Election of Directors
John E. Jones         19,243,962     390,189                      --
W. Robert Reum        19,234,159     409,795                      --

                          For        Against     Abstentions   Broker non-votes
Amendment of Certificate
of Incorporation      19,309,796     249,420        68,258           --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   None.

(b) Reports on Form 8-K

   None.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE INTERLAKE CORPORATION



July 27, 1995                          /s/STEPHEN GREGORY
                                       Stephen Gregory
                                       Vice President - Finance,
                                       Treasurer and Chief Financial Officer