Form 10-Q
period 1995-10-01
INTERLAKE CORP
filed 1995-10-26
CIK 790929

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549




                                 FORM 10-Q




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



              For the quarterly period ended October 1, 1995
                       Commission file number 1-9149



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



As of October 15, 1995, 22,816,195 shares of the Registrant's common stock were outstanding.

                        THE INTERLAKE CORPORATION

                      PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements as of and for the periods ended October 1, 1995 and September 25, 1994 are unaudited, but include all adjustments which the Registrant considers necessary for a fair presentation of results of operations and financial position for the applicable periods. Except as noted, all adjustments are of a normal recurring nature.

                   Consolidated Statement of Operations
                           For the Periods Ended
                  October 1, 1995 and September 25, 1994
                (In thousands except per share statistics)

                                                       Third Quarter         Nine Months
                                                       1995      1994      1995      1994
                                                     (13 Wks)  (13 Wks)  (40 Wks)  (39 Wks)
Net Sales                                            $210,217  $193,757  $623,536  $545,145
Cost of Products Sold                                 162,594   150,888   475,726   419,405
Selling and Administrative Expense                     31,440    28,505    95,608    85,698
Operating Profit                                       16,183    14,364    52,202    40,042
Non-operating (Income) Expense                           (273)       77      (899)     (649)
Earnings Before Interest and Taxes                     16,456    14,287    53,101    40,691
Interest Expense                                       13,717    12,942    40,764    38,533
Interest Income                                          (481)     (417)   (1,232)     (984)
Income Before Taxes, Minority Interest,
  Accounting Change and Extraordinary Item              3,220     1,762    13,569     3,142
Provision for Income Taxes                              2,096     2,602     8,604     6,874
Income (Loss) Before Minority Interest,
  Accounting Change and Extraordinary Item              1,124      (840)    4,965    (3,732)
Minority Interest in Net Income of Subsidiaries           802     1,004     3,554     2,942
Income (Loss) Before Accounting Change
  and Extraordinary Item                                  322    (1,844)    1,411    (6,674)
Accounting Change                                           -         -         -       194
Income (Loss) Before Extraordinary Item                   322    (1,844)    1,411    (6,868)
Extraordinary Item                                          -         -    (3,448)        -
Net Income (Loss)                                    $    322  $ (1,844) $ (2,037) $ (6,868)
Net Income (Loss) Per Share:
  Primary Per Share Before Accounting Change
   and Extraordinary Item                            $    .01  $   (.08) $    .06  $   (.30)
  Per Share Accounting Change                               -         -         -      (.01)
  Per Share Extraordinary Item                              -         -      (.15)        -
 Primary Net Income (Loss) Per Share                 $    .01  $   (.08) $   (.09) $   (.31)
  Fully Diluted Per Share Before Accounting Change
   and  Extraordinary Item                           $    .01            $    .04
  Per Share Extraordinary Item                              -                (.11)
 Fully Diluted  Net Income (Loss) Per Share          $    .01            $   (.07)
Weighted Average Shares Outstanding
  Primary                                              22,650    22,027    22,650    22,027
  Fully Diluted                                        30,413              30,413

                         THE INTERLAKE CORPORATION
                        Consolidated Balance Sheet
                  October 1, 1995 and December 25, 1994
                           (Dollars in thousands)

Assets                                                                 1995        1994
Current Assets:
Cash and cash equivalents                                           $  23,896   $  39,708
 Receivables, less allowances for doubtful accounts of
  $3,376 at October 1, 1995 and $2,977 at December 25, 1994           133,410     129,089
 Inventories - Raw materials and supplies                              24,204      22,875
             - Semi-finished and finished products                     56,972      50,978
 Other current assets                                                  11,039       6,340
       Total Current Assets                                           249,521     248,990

Goodwill and Other Assets:
 Goodwill, less amortization                                            4,190       4,667
 Other assets                                                          45,604      45,562
                                                                       49,794      50,229
Property, Plant and Equipment, at cost                                397,402     382,840
Less - Depreciation and amortization                                 (252,009)   (237,106)
                                                                      145,393     145,734

       Total Assets                                                 $ 444,708   $ 444,953


Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
 Accounts payable                                                   $  69,910   $  71,957
 Accrued liabilities                                                   44,621      42,563
 Interest payable                                                       6,113      13,910
 Accrued salaries and wages                                            16,250      18,060
 Income taxes payable                                                  12,583      10,328
 Debt due within one year                                               3,658      24,553
       Total Current Liabilities                                      153,135     181,371
Long-Term Debt                                                        441,462     417,898
Other Long-Term Liabilities and Deferred Credits                      104,904     102,964
Preferred Stock - 2,000,000 shares authorized
 Convertible Exchangeable Preferred Stock - Redeemable,
  par value $1 per share, issued 40,000 shares (liquidation value
  $52,250 at October 1, 1995 and $47,847 at December 25, 1994)         39,155      39,155
Shareholders' Equity (Deficit):
 Common stock, par value $1 per share, authorized
  100,000,000 shares, issued 23,228,695 shares                         23,229      23,229
 Additional paid-in capital                                            13,504      30,248
 Cost of common stock held in treasury (412,500 shares at
  October 1, 1995 and 1,202,000 shares at December 25, 1994)           (9,625)    (28,047)
 Accumulated deficit                                                 (296,002)   (293,966)
 Unearned compensation                                                 (9,617)    (10,058)
 Accumulated foreign currency translation adjustments                 (15,437)    (17,841)
                                                                     (293,948)   (296,435)

       Total Liabilities and Shareholders' Equity (Deficit)         $ 444,708   $ 444,953

                         THE INTERLAKE CORPORATION
                   Consolidated Statement of Cash Flows
       For the Periods Ended October 1, 1995 and September 25, 1994
                              (In thousands)



                                                                    1995        1994
                                                                  (40 Wks)    (39 Wks)
Cash flows from (for) operating activities:
 Net income (loss)                                               $  (2,037)  $  (6,868)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                                   15,449      18,265
    Extraordinary item                                               3,448           -
    Debt issuance costs                                             (5,513)     (1,264)
    Other operating adjustments                                      2,105         417
    (Increase) decrease in working capital:
      Accounts receivable                                           (2,003)     (7,905)
      Inventories                                                   (5,771)        923
      Other current assets                                          (5,032)       (940)
      Accounts payable                                              (2,629)      5,515
      Other accrued liabilities                                     (8,722)     (7,497)
      Income taxes payable                                           2,285       3,393
          Total working capital change                             (21,872)     (6,511)

Net cash provided (used) by operating activities                    (8,420)      4,039

Cash flows from (for) investing activities:
 Capital expenditures                                              (12,704)     (7,977)
 Proceeds from disposal of PP&E                                        173         259
 Acquisitions                                                            -        (746)
 Other investment flows                                                759         670

Net cash provided (used) by investing activities                   (11,772)     (7,794)

Cash flows from (for) financing activities:
 Proceeds from issuance of long-term debt                          110,127       9,000
 Retirements of long-term debt                                    (107,387)    (11,355)
 Other financing flows                                               1,609       1,680

Net cash provided (used) by financing activities                     4,349        (675)

Effect of exchange rate changes                                         31         663

Increase (Decrease) in cash and cash equivalents                   (15,812)     (3,767)

Cash and cash equivalents, beginning of period                      39,708      31,934

Cash and cash equivalents, end of period                         $  23,896   $  28,167

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Financial Statements

The information furnished in these financial statements is unaudited.

The Registrant and its subsidiaries are referred to herein on a consolidated basis as the Company.

Note 2 - Computation of Common Share Data

The weighted average number of common shares outstanding used to compute income
(loss) per common share for the 1995 period was 22,650,000 and for the 1994 period was 22,027,000 for primary shares, and for fully diluted shares was 30,413,000 in the 1995 periods. (The weighted average shares outstanding excludes 7,366,000 contingent shares in the 1994 periods related to the convertible preferred stock because the conversion of the preferred stock into such shares would have an anti-dilutive effect on all per share amounts presented).

Note 3 - Non-Operating (Income) Expense

Non-operating (income) expense consists of items which are not related to activities that constitute the Company's ongoing major operations. In the first nine months of 1994, non-operating (income) expense reflected a $1.1 million nonrecurring gain at Aerospace Components from the settlement of a real estate matter with a local transportation authority.

Note 4 - LIFO Inventories

The liquidation of LIFO inventories benefited income before taxes in the first nine months by $.8 million in 1995 and by $.6 million in 1994.

Note 5 - Income Taxes

In the first nine months of 1995, the Company had an effective tax rate of 63.4%. Because most of the interest expense is borne in the United States at the parent company level, the Company had substantial taxable income in foreign and state jurisdictions. Taxes due to foreign authorities were not offset by U.S. federal income tax benefits.

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

Note 6 - Environmental Matters

In connection with the reorganization of the old Interlake, Inc. (now Acme Steel Company ("Acme")) in 1986, the Registrant, then newly-formed, indemnified Acme against certain environmental liabilities relating to properties which had been shut down or disposed of by Acme's iron and steel division prior to the 1986 reorganization. As of October 1, 1995, the Company's reserves for environmental liabilities totaled $5.0 million, most of which relates to the Acme indemnification.

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

With respect to the contaminated soils, the Minnesota Pollution Control Agency ("MPCA") on September 27, 1995, issued a Record of Decision ("ROD") selecting a remedy consistent with the anticipated industrial development of the site. The Company's consultants have estimated the cost of implementing the portions of the selected remedy for which the Company is responsible to be between $3 million and $5 million.

With respect to the underwater sediments, the MPCA has requested the Company to undertake an investigation and to evaluate remedial alternatives. The Company presently expects to commence an investigation of the sediments in early 1996. The Company believes that any estimate of the potential costs of remediating the underwater sediments will not be meaningful until the investigation is completed and possible remedial alternatives are reviewed by the Company and the MPCA. The Company also believes that the range of reasonable remedial alternatives for the underwater sediments includes that of taking no action, thereby avoiding the disruption of the natural remediation of the underwater sediments which has been underway for over 30 years. Thus, the Company believes the minimum of the range of costs of remedial alternatives to be zero, and to date has made provision for only the investigation, and not for the clean-up, of underwater sediments.

The Company's current expectation is that cash outlays related to its out-standing reserves for environmental matters largely will be made in the years 1996 and 1997. If the Company ultimately determines that additional charges are necessary in connection with the Duluth Site, the Company believes it is likely that cash outlays would occur near the end of the decade, or later.

Note 7 - Extraordinary Item

During the second quarter of 1995, the Company issued $100.0 million of 12% Senior Notes due 2001, the proceeds of which were used to retire a portion of the Company's bank debt. Debt issuance costs of $3.4 million associated with the retired debt were written off and shown as an extraordinary item.

Note 8 - Accounting Change

Effective as of the beginning of fiscal 1994, the Company changed its method of accounting for postretirement benefits for its foreign plans by adopting the Financial Accounting Standards Board's FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This change in accounting principle required restatement of previously reported results for the first nine months of 1994 to reflect a charge of $.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Third Quarter 1995 Compared with Third Quarter 1994

Third quarter net sales increased 8% compared with the prior year period to $210.2 million. Sales in the Engineered Materials segment were up 12% to $60.5 million, while sales in the Handling/Packaging Systems segment increased 7% to $149.7 million. The weakening of the U.S. dollar against most foreign currencies added $3.3 million to sales compared with 1994.

Higher sales volumes boosted operating profit by 13% to $16.2 million, compared with $14.4 million in the same period last year. Net income was $.01 per share for the third quarter of 1995, compared with a net loss of $.08 per share for the third quarter of 1994.

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

                                            Third Quarter Segment Results
                                           Net Sales       Operating Profit
                                         1995     1994       1995      1994
                                                   (in millions)

Engineered Materials
  Special Materials                    $  41.3  $  38.9
  Aerospace Components                    19.2     15.3
                                          60.5     54.2    $   9.8   $   6.8

Handling/Packaging Systems
  Handling                               115.3    107.2
  Packaging                               34.4     32.4
                                         149.7    139.6        6.9       7.9
Corporate Items                                                (.5)      (.3)

Consolidated Totals                    $ 210.2  $ 193.8    $  16.2   $  14.4

Engineered Materials

Third quarter 1995 sales in the Engineered Materials segment increased 12% over the prior-year period, while operating profit was up 42%.

Special Materials' metal powder sales increased 6% compared with the same period last year. Profit increased 13% for the quarter, due primarily to manufacturing cost controls.

Aerospace Components' third quarter sales increased 26% compared with the 1994 period, due primarily to higher sales of fabricated components. Profit for the quarter increased 225%, due to higher sales volumes and improved margins in the components business, and a favorable sales mix and improved manufacturing efficiencies in the aviation repair business.

Order backlogs in this segment were $160.9 million at the end of the quarter, up from $113.1 million at the end of the third quarter of 1994. Special Materials' backlog remained at a high level, up 50% from 1994, although order rates and backlog have decreased from the levels experienced in the first half of 1995. Aerospace Components' backlog increased 39%, mainly due to new multi-year fabrication orders received during the latter part of 1994 and early 1995 for commercial, military and space applications.

Handling/Packaging Systems

Third quarter sales of $149.7 million in this segment were up 7%, while operating profit for the quarter decreased 13% compared with the prior-year period.

Handling's sales (at comparable exchange rates) increased 5% compared with 1994. North American sales increased 10% and sales in the Asia Pacific region were up 6%, while European sales were even with the year-earlier period. Handling's profit was down 20% (at comparable exchange rates) compared with the third quarter of 1994. North American profit increased 37%, due mainly to higher volume. Handling's European profit declined 91%, due to a one time cost of $2.6 million related to reducing ongoing fixed expenses in the U.K. and Germany.

Packaging's third quarter 1995 sales (at comparable exchange rates) increased 5% compared with 1994, with higher strap sales in the U.S. and U.K. offsetting lower strap sales in Canada and lower sales of stitching products. Profit declined 10%, due to 1994's results having benefited from a favorable litigation settlement.

Order backlogs in this segment were $88.5 million at the end of the quarter, down from $95.8 million at the end of the third quarter of 1994 (at comparable exchange rates), due mainly to lower order rates at the North American Handling operation.

Nine Months 1995 Compared with Nine Months 1994

Net sales for the first nine months of 1995 grew 14% to $623.5 million from $545.1 million. Favorable foreign currency exchange rates added $13.9 million to nine-month 1995 sales. Operating profit increased 30% to $52.2 million from $40.0 million a year earlier.

Operating profit benefited from a $3.3 million reduction in goodwill amortization as a result of the goodwill write-down in the fourth quarter of 1994. Selling, general and administrative expenses were 15.3% of sales for the first nine months of 1995, compared with 15.7% of sales for the 1994 period.

Net income for the period was reduced by an extraordinary item of $3.4 million, or $.15 per share, which was recorded in the second quarter to write off deferred debt issuance costs related to the early retirement of a portion of the Company's bank debt (see Note 7 of Notes to Consolidated Financial Statements). Income before the extraordinary item was $1.4 million, or $.06 per share, compared with a loss for the 1994 period of $6.7 million, or $.30 per share, before an accounting change. Including the extraordinary item, the net loss was $2.0 million, or $.09 per share, compared with a net loss after the accounting change of $6.9 million, or $.31 per share, for the 1994 period. The first nine months of 1995 consisted of a 40-week period, whereas the first nine months of 1994 consisted of a 39-week period, which partially accounted for the higher sales and operating profit, as well as increased interest costs.

                                              Nine Month Segment Results
                                           Net Sales       Operating Profit
                                         1995     1994       1995     1994
                                                   (in millions)

Engineered Materials
  Special Materials                    $ 134.8  $ 113.2
  Aerospace Components                    53.0     43.6
                                         187.8    156.8    $  31.0  $  22.7

Handling/Packaging Systems
  Handling                               329.1    294.7
  Packaging                              106.6     93.6
                                         435.7    388.3       22.7     19.2
Corporate Items                                               (1.5)    (1.9)

Consolidated Totals                    $ 623.5  $ 545.1    $  52.2  $  40.0

Engineered Materials

For the nine month period, sales in this segment were up 20% over the prior year period, while operating profit also increased 37% from 1994.

Special Materials' sales increased 19% and profit increased 28%, mainly as a result of increased tonnage.

Aerospace Components' sales increased 22%. Profit was up 26% compared with the year earlier period, which benefited from a one-time gain of $1.1 million related to the settlement of a real estate matter. Excluding this gain, profit for the first nine months of 1995 increased 77%.

Handling/Packaging Systems

Segment sales in the first nine months of 1995 increased 12% over the prior year period, while operating profit increased 18% from 1994.

Handling's sales were up 7%. Profit also increased 7%, as strong North American earnings more than offset lower European results.

Packaging's sales increased 12%, with all units reporting higher sales.
Profit increased 8% compared with the year-earlier period, as improved earnings in the Canadian and U.K. operations offset lower profit in the U.S. plastic strap business. LIFO inventory liquidation benefits of $.8 million in the first nine months of 1995 compared with benefits of $.5 million in the 1994 period.

Financial Condition

The Company's total debt at the end of the third quarter was $445.1 million, up $2.7 million from year-end 1994. Cash totaled $23.9 million at the end of the quarter, compared with $39.7 million at the end of 1994, reflecting increased working capital requirements and capital expenditures. Capital expenditures of $5.5 million during the quarter brought the year-to-date total to $12.7 million, compared with $8.0 million for the first nine months of 1994. The Company anticipates that 1995 capital spending will be approximately $22.0 million.

Under its bank credit agreement, the Company has available revolving facilities up to an additional $41.8 million over the October 1, 1995, revolving indebtedness. Based on current levels of performance, the Company believes this provides adequate liquidity.

                       PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business. None of these proceedings is material within the meaning of regulations of the Securities and Exchange Commission presently in effect.

In a Request for Response Action issued by the Minnesota Pollution Control Agency (the "MPCA") on March 29, 1994, the Company was named a responsible party for and requested to investigate and remediate certain contaminated soils, and to investigate certain underwater sediments, at a Superfund site in Duluth, Minnesota. With respect to the contaminated soils, the MPCA on September 27, 1995, issued a Record of Decision ("ROD") selecting a clean-up plan consistent with the anticipated industrial development of the site. The Company's consultants have estimated the cost of implementing the portion of the selected remedy for which the Company is responsible to be between $3 million and $5 million. With respect to the underwater sediments, the Company expects to commence an investigation in early 1996. The Company believes that any estimate of the potential cost of remediating the underwater sediments will not be meaningful until the investigation is completed and possible remedial
alternatives are reviewed by the Company and the MPCA.   See Note 6 of Notes to
Consolidated Financial Statements.

On July 9, 1990, the City of Toledo, Ohio, (the "City'") brought an action in Federal district court in Toledo, Ohio, against the Company, Acme Steel Company ("Acme" or the "old Interlake"), Beazer Materials and Services, Inc. ("Beazer") and Toledo Coke Corporation ("Toledo Coke") in connection with the alleged contamination of a 1.7-acre parcel of land the City had purchased from Toledo Coke for purposes of building a road. The City has alleged various claims, both with respect to the 1.7 acres of right-of-way and the remainder of the coke facility owned by Toledo Coke which adjoins the right-of-way. These claims seek a judgment finding the Company and the other defendants liable for the environmental remediation costs and other relief. The Company's alleged liability arises from its indemnification obligations with respect to Acme, which as the old Interlake operated coke ovens and by-product recovery facilities on the site from 1930 through 1978. In 1978 the old Interlake sold the coke plant to Koppers Company, Inc. which was later acquired by Beazer, and which indemnified Interlake against environmental liabilities. Koppers in turn, sold the facility to Toledo Coke. Interlake has cross-claimed against Beazer under its indemnity.

On January 31, 1994, the City filed a motion seeking an injunction under the Resource Conservation Recovery Act ("RCRA") ordering the defendants to take certain remedial actions with respect to the right-of-way. On June 14, 1995, the Federal district court entered an order and memorandum (the "Order") denying the City's request for an injunction. In the Order and subsequent clarifying statements, the Court indicated that any ensuing pursuit by the City of its claims for cost recovery under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") properly concerned only the right-of-way and immediately adjacent areas, not the entire coke facility. The Court also indicated that it believes the Interlake defendants to be primarily responsible for the contamination of the right-of-way. The City is appealing the Court's denial of its request for an injunction.

The Company continues to believe that there are available remedial plans which would enable the City to build the road in question, the cost of which would not be material to the business or financial condition of the Company. However, in the course of the litigation the City has proposed a clean-up plan, the cost of which it estimates at $7 million.

The Company believes that it is entitled to be indemnified by Beazer for any liability and costs it incurs in conjunction with the City's action. Early in 1995, the Company and Beazer filed motions for summary judgment seeking the resolution of the indemnification issue. The Court indicated in September 1995 that these motions will be its next matter for consideration in the lawsuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   None.

(b) Reports on Form 8-K

   None.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE INTERLAKE CORPORATION



October 26, 1995
                                       Stephen Gregory
                                       Vice President - Finance
                                       and Chief Financial Officer