Form 10-K
period 1995-12-31
INTERLAKE CORP
filed 1996-02-23
CIK 790929

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended December 31, 1995     Commission file number 1-9149

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

           Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
            Title of each class                    on which registered
           Common stock, par value              New York Stock Exchange
           $1.00 per share                      Chicago Stock Exchange

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

Aggregate market value of common stock, $1.00 par value, held by non-affiliates as of February 15, 1996: $46,494,455

As of February 15, 1996, 23,112,999 shares of the Registrant's common stock were outstanding.

                       Documents Incorporated by Reference
Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Part II. Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders (to be filed) are incorporated by reference into Part III.


                            THE INTERLAKE CORPORATION
                         Form 10-K Annual Report -- 1995
                                Table of Contents



PART I                                                                     Page
        Item 1. Business . . . . . . . . . . . . . . . . . . .                3
        Item 2. Properties . . . . . . . . . . . . . . . . .                 10
        Item 3. Legal Proceedings. . . . . . . . . . . . . .                 11
        Item 4. Submission of Matters to a Vote of Security Holders          11

PART II
        Item 5. Market for the Registrant's Common Stock and Related
                Stockholder Matters  . .                                     12
        Item 6. Selected Financial Data. . . . . . . . . . . .               13
        Item 7. Management's Discussion and Analysis of Results of
                Operations and Financial Condition. . . . . . . . . . . . .  13
        Item 8. Financial Statements and Supplementary Data. .               13
        Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . 13

PART III
        Item 10. Directors and Executive Officers, Promoters and Control
                 Persons of the Registrant                                   14
        Item 11. Executive Compensation. . . . . . . . . . . .               16
        Item 12. Security Ownership of Certain Beneficial Owners and
                 Management . .                                              16
        Item 13. Certain Relationships and Related Transactions              16

PART IV
        Item 14. Exhibits, Financial Statement Schedules and Reports on
                 Form 8- K        . .                                        17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 24


                                   PART I

As used herein, the term "Company" means The Interlake Corporation and its subsidiaries. The terms "Interlake" and "Registrant" mean The Interlake Corporation, the parent company.

ITEM 1--BUSINESS
GENERAL
The Company is a multinational corporation engaged in the design, manufacture and sale or distribution of products in the automotive, materials handling, packaging, and aerospace industries. The Company's operations are divided into two segments: Engineered Materials and Handling/Packaging Systems. For certain information regarding these segments, including information regarding geographic regions, see Note 6 of Notes to Consolidated Financial Statements.

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

SPECIAL MATERIALS
General--The Company conducts its Special Materials business through its Hoeganaes Corporation subsidiary. Hoeganaes is the North American market and technology leader in the production of ferrous (iron-based) metal powders. Ferrous metal powder is used by customers primarily to manufacture precision parts for automobiles, light trucks, farm and garden equipment, heavy construction equipment, hand tools and appliances. Precision parts produced using powdered metal technology have certain cost and design advantages over parts produced using conventional techniques such as forging, casting, stamping or machining, as they may be manufactured with less wasted raw material, lower labor costs and little or no additional machining.

The automotive industry is the largest market for Hoeganaes' products. Average usage of ferrous metal powder per vehicle has increased from 18 pounds in 1986 to 29 pounds in 1995 due to new applications (for example, anti-lock brakes, connecting rods and bearing end caps) as well as increased demand for vehicles in the light truck category (including sport utility vehicles and minivans), which use greater amounts of ferrous metal powder per vehicle.

Strategy--Hoeganaes' status as the North American market leader is based on its broad product range and new product development coupled with cost-efficient manufacturing processes producing a high quality metal powder. Hoeganaes' strategy is to commercially develop new powder metal products, manufacturing processes and applications, thereby promoting the increased use of powder metallurgy generally and establishing Hoeganaes as the sole source for its proprietary products. This strategy is based on the Company's ongoing research and development efforts, whereby Hoeganaes representatives work closely with customers to advance the performance characteristics achievable through powder metallurgy.

Markets--The North American market for ferrous metal powders can be divided into two segments: structural parts (metal powder to be compressed into solid parts) and non-structural applications (powders principally used in welding, chemicals and photocopying).

Uses for structural parts comprise an estimated 80% of the North American market for ferrous metal powders. More than 50% of Hoeganaes' sales are for automotive applications, which include components for transmissions, engines and suspension systems. For automobile applications, Hoeganaes generally supplies metal powder to component manufacturers as opposed to directly supplying vehicle manufacturers.

The non-structural market for ferrous metal powders generally consists of applications in welding, chemicals, friction applications such as brake pads and linings, and for use as a carrier agent for photocopier toner. Ferrous metal powders are also used by pharmaceutical companies as catalysts in blood thinning agents and for use in nutritional iron supplements.

Customers--Although more than 50% of Hoeganaes' product shipments are ultimately used in automobiles and other light vehicles, Hoeganaes' customers generally are not the auto manufacturers, but rather intermediary parts fabricators. In recent years, there has been increasing consolidation among the powder metal parts manufacturers; however, no single customer accounted for more than 3% of the Company's net sales in 1995. Sales are made by Hoeganaes' direct sales force.

Products--The Company believes that Hoeganaes currently has the broadest product line of all ferrous metal powder producers. It is also a leader in the research and development of advanced proprietary powders and processes. Hoeganaes' patented ANCORBOND(R) and ANCORDENSE(TM) blend technologies, for example, allow the formulation of press-ready mixes that result in more consistent metallurgical properties in finished parts with increased part strength and density while also increasing press productivity for parts fabricators.

To achieve specific performance objectives, powder metal parts producers require steel powder mixed with various alloying constituents such as copper, nickel, molybdenum or graphite plus other additives. In addition to producing conventional mixes, Hoeganaes offers customers the unique advantages of ANCORBOND premixes produced with a proprietary mixing process. With ANCORBOND premixes, additives are bonded directly to the steel particles, resulting in more consistent metallurgical properties and improved manufacturing productivity.

Based on its ANCORBOND premix technology, in 1994 Hoeganaes introduced the new, patented ANCORDENSE process that maintains its technological leadership, leading to new parts applications. The ANCORDENSE process uses heat throughout the part-forming operation. The combination of special, bonded premixed powders and warm compaction enables fabricators to produce parts with properties that previously could be obtained only through more expensive processes. In 1995, the first commercial part using the ANCORDENSE process was produced.

Production--Hoeganaes has two basic production processes. The first process is atomizing, which converts selected scrap steel into powders through the use of an electric furnace steel making and water atomization system. Hoeganaes has the two largest atomizing plants in North America. The second process is direct reduction which converts high purity iron ore into a unique, highly porous metal powder. Hoeganaes has the only direct reduction process facility in North America. Hoeganaes also formulates these powders into press-ready mixes for its customers.

Minority Interest--The Company owns 80% of the capital stock of Hoeganaes. The remaining 20% is owned by Hoganas AB, a Swedish corporation. Agreements between the owners of Hoeganaes define the structure of the Hoeganaes board of directors, grant to each party a right of first refusal with respect to a proposed sale of Hoeganaes stock and provide for technology exchanges and tax sharing arrangements.

AEROSPACE COMPONENTS
General--The Company conducts its Aerospace Components business through its Chem-tronics, Inc. subsidiary. Chem-tronics is a leading producer of lightweight, fabricated products for commercial and military aerospace applications, and also provides jet engine fan blade repair services. Chem-tronics offers its customers a vertically integrated facility, thereby eliminating the need for numerous subcontractors for a single component. Chem-tronics' principal products are sold directly to engine manufacturers under arrangements which generally establish Chem-tronics as the sole source of supply.

Strategy--Responding to the decline of the defense industry, Chem-tronics' strategy during the 1990s has been to diversify and realign its fabrication business by reducing dependence on a declining military business through expansion of the commercial and space segments. Commercial and space programs have substantially offset declining military business and represented 68% of Chem-tronics' sales in 1995, up from 22% in 1986. At the end of 1995, Chem-tronics had a backlog of over $100 million of fabrication orders, including significant multi-year agreements with General Electric, Pratt & Whitney, Rolls-Royce and Allison.

Products and Customers--Chem-tronics' fabricated products include rings, cases and modules for large commercial aircraft jet engines, ducts for military jet engines, exhaust nozzles and structures for jet engines and space launch vehicles, and other complex fabrications for a variety of aerospace applications. The primary fabrication customers are the original equipment manufacturers ("OEMs") of jet aircraft and engines. The Company believes that its sales have benefitted, and will continue to benefit, from the trend toward outsourcing by OEMs.

Production Processes--The primary processes used in the fabrication businesses are chemical milling, welding, forming, machining, non-destructive testing and inspection. Chem-tronics uses a patented Unistructure(R) technology, a chemical milling process which produces integral rib and skin structures that are both stiff and lightweight. Unistructure components have significant cost and performance advantages over parts produced using other fabrication methods.

Repair--In addition to its fabrication business, Chem-tronics provides comprehensive repair services for jet engine fan and compressor blades, discs and combustion liners. Repair services are sold directly and through sales agents. Repair customers include all major jet engine manufacturers, major domestic and international airlines and engine overhaul centers.

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

HANDLING
General--Handling designs, manufactures and sells storage rack, shelving, conveyors and related order fulfillment equipment for use in warehouses, distribution centers, retail stores and for other storage applications. Handling also supplies equipment for retail display and office interiors.

The Company believes Handling is the world's largest manufacturer of storage rack, with the largest market share in the U.S., the U.K., Belgium and Australia and the second largest market share in Germany. Its customers are primarily engaged in the retailing and wholesaling of food and consumer durables and non-durables and industrial products. Handling's rack systems are used in warehouse and distribution applications ranging from simple pallet storage to sophisticated warehouse systems and warehouse-type retail store environments.

Handling's direct sales and distribution networks allow it to satisfy the needs of large customers and projects, as well as smaller, geographically distant customers. Handling's design capabilities and large manufacturing capacity enable it to undertake large scale projects for many of the largest retailers in the world. In addition, its large size allows it to realize significant economies of scale in product development, design and manufacturing.

Strategy--Handling's strategy is to enhance its position of market leadership by continuously improving product quality, manufacturing efficiency and customer service and support, while exploiting opportunities for geographic and new product growth. The acquisition of a Hong Kong company and establishment of sales offices in Malaysia and Singapore have expanded sales coverage in the rapidly growing Asian marketplace. Sales offices have been opened in the Czech Republic and Hungary to continue development of the emerging eastern European market.

Products--Handling's primary product is storage rack which is used for storing unit loads in distribution centers, warehouse facilities, retail stores and factory shipping and receiving departments. Storage rack can be assembled in a variety of configurations depending on individual customer needs. Handling offers a broad range of products, including products that allow for FIFO and LIFO storage and retrieval, for the storage of bulky, awkwardly shaped items (lumber, carpet rolls, furniture, etc.) and for the storage and retrieval of very heavy items.

Handling also sells conveyors and conveyor systems which range from simple gravity conveyors to complex belt and chain powered conveyors. In Europe and Australia, Handling manufactures and sells angle and shelving and office storage equipment and, in Europe, partitioning for offices.

Product Development, Design and Manufacturing--In addition to competing on the basis of cost and quality, Handling utilizes proprietary software, computer aided design applications and its in-house structural engineering staff to design the optimal solution for each customer's storage requirements. Furthermore, extensive technical training for its sales staff and for third-party distributors allows for improved responsiveness to customer needs. Handling's design software is also used to generate detailed bills of material which automatically specify the size, type and quantity of all components to be used in the project, streamlining the selling, design and manufacturing process.

Handling's facilities generally purchase steel coils and then form, finish and paint the steel for various storage applications. Steel comprises approximately 60% to 70% of production cost. Handling believes it is a low cost producer. Continuing emphasis is placed on overhead and manufacturing cost control and the efficient utilization of raw materials.

Sales and Distribution--The Company believes that Handling's domestic and international direct sales force and extensive distributor network give it a significant competitive advantage. Domestically, Handling is represented by a network of over 150 distributors and a direct sales force. In the U.K., Handling utilizes an independent distributor network, wholly-owned distribution centers and a direct sales force, while in Germany, Handling conducts its sales efforts through a direct sales force and wholly-owned distribution centers. Handling believes that its direct sales force allows it to satisfy the complex needs of large customers and applications, while its extensive distributor network allows it to reach smaller, geographically distant customers. Handling has pursued geographic expansion by purchasing a distributor in Hong Kong and opening sales offices in Malaysia and Singapore to improve sales coverage in the rapidly growing Asian marketplace and establishing sales offices in the Czech Republic and Hungary. In Europe and Asia Pacific, Handling operates under the Dexion(TM) name, which is well recognized in those markets and provides Handling with certain marketing advantages.

PACKAGING
General--The Company's Packaging business is one of the leading North American and European suppliers of steel and plastic strap as well as the machinery and tools to apply this strap. Packaging also manufactures and distributes wire and stitching equipment.

Strategy--Packaging has concentrated on continually lowering fixed costs and improving production efficiencies to enable it to maintain profitability even during economic downturns. Its growth strategy is based on successfully anticipating and meeting the changing needs of its customers through product development.

In the near-term, a key growth area for plastic strapping is the conversion of the fiber and lumber industries from steel to plastic strap. Packaging's research and development efforts have been focused on developing the high-strength polyester strap required by these applications.

Products and Customers--Packaging develops and markets solutions for companies of all sizes utilizing a "total systems sales" approach--providing the customer with engineering support, equipment and tools, strap, parts and service. The Company believes this approach gives it a competitive advantage.

Plastic strap customers can choose from a broad line of machines, tools and polypropylene and polyester strap of various widths and strengths. Packaging specializes in newspaper strapping systems, with a complete line of strapping machines, overwrapping and underwrapping systems, turners and conveyors. Other large plastic strap customers include the textile, corrugated, graphics, can, bottle and distribution industries.

Steel strap customers use zinc-coated and painted strap in the most demanding strapping applications, where tensile strength and resistance to breakage is essential, and apply it with Packaging's extensive line of manual, electric and pneumatic hand tools and automated strapping machinery. Packaging's largest steel strap customers are the lumber, steel, brick and concrete block industries.

The largest customers of wire stitching products come from the graphic arts industry, where Packaging supplies patented stitching products for binding printed materials. Fruit and produce growers, corrugated box manufacturers and numerous other businesses also use Packaging's stitching machines to assemble shipping containers.

Production--For steel strapping, Packaging purchases raw materials in the form of steel coils which are then slit into bands. The bands are further slit into straps of various widths. The strap is then either zinc coated or painted in order to prevent rusting. Rust resistant strap is important for the lumber and brick industries where product is exposed to the elements.

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

Market Share--The Company believes that the Canadian steel strapping unit generally has the largest market share in Canada. The Company also believes that the U.K. steel strapping unit has the second largest market share in its market and the U.K. non-metallic strapping and machine unit has leading market shares in certain areas. In the U.S., Packaging sells only plastic strapping and stitching products and is a leading supplier of these products.

Sales, Distribution and Servicing--Packaging's direct sales force services clients in the U.S., the U.K. and Canada. In the U.S., Packaging also utilizes a network of over 350 distributors to service smaller customers. Within each country's sales force, Packaging employs product specialists who are trained to service the needs of specific industries such as publishing or lumber. Due to the fact that most of Packaging's customers utilize its products for high volume applications, Packaging has an extensive field service organization to allow it to respond rapidly to customer service needs. The Company believes that its sales/distributor network and its field service capabilities give it significant advantages over smaller competitors.

CUSTOMERS; ORDER BACKLOGS
Engineered Materials--Sales to General Electric, Rolls-Royce and United Technologies accounted for approximately 53% of Aerospace Components' sales, equivalent to 15% of Engineered Materials' sales and 5% of total Company sales in 1995. The Company is a supplier to these companies and has no other significant relationship with them. Sales to these companies are made pursuant to purchase orders.

At December 31, 1995 and December 25, 1994, the backlog of orders for Engineered Materials was $142.7 million and $148.4 million, respectively. Special Materials' backlog, which is generally short-term in nature, was up 7%. Aerospace Components' backlog decreased 8%. All orders for Engineered Materials at December 31, 1995 were believed to be firm, but approximately 39% of these orders are subject to renegotiation. Approximately 75% of these orders are expected to be delivered during 1996.

Handling/Packaging Systems--Handling/Packaging Systems' products are sold to a substantial number of retail and industrial customers, none of which individually purchased a significant portion of the segment's output in 1995. The backlog of orders for this segment at December 31, 1995 was $88.4 million compared with $94.5 million at December 25, 1994 (in each case applying foreign exchange rates at December 31, 1995). All orders at December 31, 1995 were believed to be firm and are expected to be filled during 1996.

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

RESEARCH AND DEVELOPMENT
Research activities are directed towards developing primary products and processes. Expenditures on research activities by business segment were as follows:

                                                1995         1994        1993
                                                         (in millions)

        Engineered Materials . . . . . .        $2.1        $ 2.1        $2.1
        Handling/Packaging Systems . . .         1.2          1.3         1.1
             Total . . . . . . . . . . .       $ 3.3        $ 3.4        $3.2

The Company believes that these amounts have been adequate to maintain its competitive positions in the businesses in which it operates.

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

ENVIRONMENTAL MATTERS
The Company's operations are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances. As a result, the Company is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. In addition, the Company's future capital and operating expenditures will continue to be influenced by environmental laws and regulations; however, the Company does not believe these expenditures are likely to have a material adverse effect on its earnings or its ability to compete with other companies. In 1995, capital expenditures for environmental compliance were $.4 million and the Company estimates that environmental capital spending for 1996 will be $.7 million. In 1993, the Company incurred special nonoperating charges of $4.8 million to provide for estimated environmental liabilities in connection with certain sites not related to its ongoing operations. (See Management's Discussion and Analysis of Results of Operations and Financial Condition-- Nonoperating Items, and Notes 15 and 16 of Notes to Consolidated Financial Statements.)

EMPLOYEES
At December 31, 1995 the Company employed a total of 4,558 persons, consisting of 1,902 salaried and 2,656 hourly employees. Of the hourly employees, 55% are represented by unions, with no single union representing a significant number of the hourly employees. Labor contracts covering approximately 5% of hourly employees will expire in 1996. The Company believes that it will not experience difficulties in negotiating the renewal of these contracts.

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

ITEM 2--PROPERTIES

The following are the principal properties of the Company, listed by business unit:
                                                                               Usable Space
Business Unit           Function                                 Owned/Leased  (Square Feet)
HOEGANAES
 Riverton, NJ           Manufacture iron and steel metal powder     Owned           542,000
 Gallatin, TN           Manufacture steel metal powder              Owned           168,000
 Milton, PA             Bonding and blending metal powder,          Owned           102,000
                          warehouse
CHEM-TRONICS
 El Cajon, CA           Manufacture aerospace components and        Owned           230,000*
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

Handling Europe
 Hemel Hempstead, U.K.  Manufacture storage rack,slotted angle,     Building owned  353,000
                          shelving and partitioning                 on leased land
 Laubach, Germany       Manufacture storage rack,slotted angle,     Owned           335,000
                          shelving, partitioning and conveyors
 Gainsborough, U.K.     Manufacture conveyors                       Building owned   94,000
                                                                    on leased land
 Nivelles, Belgium      Manufacture storage rack and slotted angle  Owned           101,000
 Halle, Germany         Manufacture steelwork and conveyors         Owned            90,000
 Kilnhurst, U.K.        Manufacture storage rack                    Owned            89,000*

Handling Asia Pacific
 Blacktown, Australia   Manufacture storage rack,slotted angle,     Owned           135,000*
                          shelving and conveyors
 Wacol, Australia       Manufacture shelving and wireproducts       Owned            30,000*

PACKAGING
 Scarborough, Canada    Manufacture steel strap,edgeboard,          Owned           135,000*
                          collated nails and strapping equipment
 Kilnhurst, U.K.        Manufacture steel strap, seals, tools and   Owned            97,000
                          machines
 Racine, WI             Manufacture stitching machines              Leased           70,000
 Fountain Inn, SC       Manufacture non-metallicstrap               Owned            61,000*
 Hodgkins, IL           Machine preparation, warehouse              Leased           32,000
 Maidenhead, U.K.       Machine preparation,warehouse               Owned            22,000
 Strood, U.K.           Manufacture over/under-wrappers and         Leased            6,000
                          conveyors
The properties marked with an asterisk (*) are subject to mortgages pursuant to the bank credit agreement.  In addition to the facilities described above, the
Company owns and leases various warehouses and sales and administrative facilities.  The Company believes that its manufacturing facilities are properly maintained and that production capacity is adequate to meet the requirements of the Company.

ITEM 3--LEGAL PROCEEDINGS
The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business. None of these proceedings is material within the meaning of regulations of the Securities and Exchange Commission.

In a Request for Response Action issued by the Minnesota Pollution Control Agency (the "MPCA") on March 29,1994, the Company was named a responsible party for and requested to investigate and remediate certain contaminated soils, and to investigate certain underwater sediments, at a Superfund site in Duluth, Minnesota. With respect to the contaminated soils, the MPCA on September 27, 1995, issued a Record of Decision ("ROD") selecting a clean-up consistent with the anticipated industrial development of the site. The Company's consultants have estimated the cost of implementing the portion of the selected remedy for which the Company is responsible to be between $3 million and $5 million. With respect to the underwater sediments, the Company commenced an investigation in early 1996. The Company believes that any estimate of the potential cost of remediating the underwater sediments will not be meaningful until the investigation is completed and possible remedial alternatives are reviewed by the Company and the MPCA. See Note 15 of Notes to Consolidated Financial Statements.

On July 9, 1990, the City of Toledo, Ohio, (the "City") brought an action in Federal district court in Toledo, Ohio, against the Company, Acme Steel Company ("Acme" or the "old Interlake" and, together with the Company, the "Interlake defendants"), Beazer Materials and Services, Inc. succeeded by Beazer East, Inc. ("Beazer") and Toledo Coke Corporation ("Toledo Coke") in connection with the alleged contamination of a 1.7-acre parcel of land the City had purchased from Toledo Coke for purposes of widening a road. The Company's alleged liability arises from its indemnification obligations with respect to Acme, which as the old Interlake operated coke ovens and by-product recovery facilities on the site from 1930 through 1978. In 1978 the old Interlake sold the coke plant to Koppers Company, Inc. which was later acquired by Beazer, and which agreed to indemnify Interlake against environmental liabilities. In January 1996, the Court ruled that the Interlake defendants were liable for costs of investigation incurred by the City, and for future costs of remediation to the extent they are consistent with the National Contingency Plan under Superfund. The City represents its costs of investigation to have been approximately $.4 million, and the costs of future remediation to be between $4 million and $10 million. However, in November 1995, the Court ruled that the Interlake defendants were entitled to be indemnified by Beazer. The Company expects Beazer to appeal this ruling.

The Company's Hoeganaes Corporation subsidiary is one of approximately 100 defendants in litigation brought on March 10, 1995, by SC Holdings, Inc., a subsidiary of Waste Management International Plc. in federal district court in Trenton, New Jersey, seeking to recover amounts expended or to be expended in the remediation of the Cinnaminson Groundwater Contamination Site in Burlington County, New Jersey. The site is a broadly-defined Superfund site which encompasses a landfill formerly operated by the plaintiff and may also include the groundwater under Hoeganaes' Riverton, New Jersey, facility. Hoeganaes may have shipped certain materials to the landfill. SC Holdings alleges that Hoeganaes has liability as both an owner/operator and a generator. The matter is in the preliminary stages of discovery. The Company believes Hoeganaes Corporation has meritorious defenses to both of the alleged bases of liability.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                     PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

The principal market for Interlake's common stock is the New York Stock Exchange (ticker symbol IK). The common stock is also listed on the Chicago Stock Exchange and is admitted to unlisted trading on the Pacific Stock Exchange and the Boston Stock Exchange.

Interlake has not paid a dividend or made a distribution with respect to its common stock since the third quarter of 1989. Restrictions under Interlake's bank credit agreement and the indentures relating to its Senior Subordinated Debentures and Senior Notes (see Note 13 of Notes to Consolidated Financial Statements) will prevent it from paying any cash dividends in 1996 or in the foreseeable future.

On December 31, 1995, there were approximately 6,987 holders of record of Interlake's common stock.

High and low prices of Interlake's common stock as reported on the NYSE composite ticker tape during each of the eight calendar quarters during the period ending on December 31, 1995 were:

                                            1995           1994

                                           Price           Price
                                        High    Low    High     Low
Calendar Quarter Ended
          March 31 . . . . . . . . .   $2 3/8  $1 3/4 $3 7/8  $2 5/8
          June 30. . . . . . . . . .    3 1/4   2 1/4  3 1/4   2 1/8
          September 30 . . . . . . .    3 1/4   2 1/8  2 5/8   1 7/8
          December 31. . . . . . . .    2 1/2   1 5/8  2 3/8   1 1/2

ITEM 6--SELECTED FINANCIAL DATA
The information required by this item is incorporated by reference to the information under the same caption in the Company's 1995 Annual Report to Shareholders.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             AND FINANCIAL CONDITION
The information required by this item is incorporated by reference to the information under the same caption in the Company's 1995 Annual Report to Shareholders.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference to the financial statements and supplementary data in the Company's 1995 Annual Report to Shareholders.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

      (a)
      Information about directors and nominees required by this item is incorporated by reference to the information under the caption "DIRECTORS AND NOMINEES" in the Registrant's definitive proxy statement to be filed in connection with its 1996 Annual Meeting of Shareholders.

      (b)
      The executive officers listed below are elected annually by the Board of Directors of the Registrant, to serve for a term of office of one year and until their successors are elected.

                            Executive
      Name         Age    Officer Since      Positions During Last 5 Years

W. Robert Reum     53       1982       Chairman of the Board since April 1991
                                       and President and Chief Executive
                                       Officer since January 1991

Craig A. Grant     48        1991      Vice President-Human Resources since May
                                       1991; human resources executive at The
                                       Ceco Corporation for more than five
                                       years prior to May 1991, of which two
                                       were as Vice President--Human Resources

Stephen Gregory    46       1989       Vice President--Finance and Chief
                                       Financial Officer since August 1995;
                                       Vice President--Finance, Treasurer and
                                       Chief Financial Officer from December
                                       1994 to August 1995; Vice President from
                                       August 1994 to December 1994; President
                                       of the Material Handling Division of The
                                       Interlake Companies, Inc. from June 1989
                                       to August 1994

John P. Miller     38       1993       Controller since April 1993; Vice
                                       President--Finance of the Material
                                       Handling Division of The Interlake
                                       Companies, Inc. from October 1989 to
                                       April 1993

Stephen R. Smith   39       1991       Vice President, Secretary and General
                                       Counsel since January 1993; Vice
                                       President and General Counsel from
                                       January through December 1992; Vice
                                       President--Law from September to
                                       December 1991; Partner in the Chicago
                                       law firm of Hopkins & Sutter from 1987
                                       to September 1991

Donn A. York       36       1995       Treasurer since August 1995; Director of
                                       Treasury Operations from April 1993 to
                                       August 1995; Director--Operation Control
                                       from May 1991 to April 1993; Manager--
                                       Financial Analysis from July 1988 to May
                                       1991
The Registrant has designated the operating executives named below as "executive officers" for purposes of certain provisions of the Securities Exchange Act of 1934.


                            Executive
Name                Age     Officer Since     Positions During Last 5 Years

Brenton S. Fuller     52    1994        Chairman and Managing Director, Dexion
                                        (Australia) Pty. Ltd. since 1976

Robert J. Fulton      53    1994        President, Hoeganaes Corporation, the
                                        subsidiary which produces powdered
                                        metals, since July 1994;Chief Executive
                                        Officer of Micafil, Inc. and consultant
                                        to Sterling Stainless Tube - ITT
                                        Automotive from 1992 to 1994; Executive
                                        Vice President and Chief Operating
                                        Officer of Doehler- Jarvis from 1990 to
                                        1992

John J. Greisch       40    1991        President-Material Handling Group since
                                        December  1994; Vice President since
                                        December 1994; Vice President--Finance,
                                        Treasurer and Chief Financial Officer
                                        from February 1993 to December 1994;
                                        Vice President from January through
                                        February 1993; Managing Director of
                                        Dexion Group plc from May 1991 through
                                        December 1992;  Managing Director of
                                        Dexion Limited from February 1990 to
                                        November 1992

James Legler          47    1988        President, Chem-tronics, Inc., the
                                        subsidiary which manufactures
                                        precision engine components and
                                        provides jet engine component repairs

Wayne M. Osman        45    1995        Managing Director, Dexion Limited since
                                        August 1995; Managing Director, Pakseal
                                        Limited from August 1994 to August
                                        1995;Acting Managing Director, Beaufort
                                        Electronics Limited from September 1993
                                        to August 1994; Managing Director,
                                        Prestwick Holdings Plc from August 1990
                                        to June 1993

Robert A. Pedersen    50    1986        President, Interlake Packaging
                                        Corporation, the subsidiary which
                                        produces and distributes strapping, and
                                        strapping products and equipment

Bernd Stiller         55    1993        Managing Director, Dexion Continental
                                        Europe since December 1994; Managing
                                        Director, Dexion Group plc from January
                                        1993 to December 1994; Managing
                                        Director, Dexion GmbH since 1986

Daniel P. Wilson      51    1994        President Material Handling Division,
                                        since January 1994; Vice President--
                                        Sales, Material Handling Division, from
                                        1988 to 1993

ITEM 11--EXECUTIVE COMPENSATION
The information required by this item is incorporated into this report by reference to the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed in connection with its 1996 Annual Meeting of Shareholders. Notwithstanding the foregoing sentence, the information set forth under "Executive Compensation - Report of the Compensation Committee on Executive Compensation" and "Executive Compensation - Performance Graph" in the Registrant's definitive proxy statement to be filed in connection with its 1996 Annual Meeting of Shareholders is not incorporated herein.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item and information regarding compliance with
Section 16 (a) of the Securities Exchange Act of 1934 to the extent required to be disclosed, is incorporated into this report by reference to the information under the caption "Voting Securities and Security Ownership By Certain Persons and Management" in the Registrant's definitive proxy statement to be filed in connection with its 1996 Annual Meeting of Shareholders.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated by reference to the information under the caption "General --Certain Relationships" in the Registrant's definitive proxy statement to be filed in connection with its 1996 Annual Meeting of Shareholders.
PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this report:



          1. Financial Statements *
             Report of Independent Accountants . . . . . . .
             Consolidated Statement of Operations for the Years
             Ended December 31, 1995, December 25, 1994 and
             December 26, 1993

             Consolidated Balance Sheet at December 31, 1995 and
             December 25, 1994

             Consolidated Statement of Cash Flows for the Years
             Ended December 31, 1995, December 25, 1994 and
             December 26, 1993

             Consolidated Statement of Shareholders' Equity
             (Deficit) for the Years Ended December 31, 1995,
             December 25, 1994 and December 26, 1993

             Notes to Consolidated Financial Statements

          *Incorporated by reference from the 1995
          Annual Report to Shareholders
                                                                      Page in
          2. Financial Statement Schedules                           Form 10-K
             Report of Independent Accountants on Financial Statement
             Schedule                                                     22
             Schedule VIII--Valuation and Qualifying Accounts             23

             All other schedules are omitted because of the absence of conditions under which they would have been required or because the required information is disclosed in the financial statements or notes thereto.

          3. Exhibits

                                                                    Sequential
                                                                    Numbering
Exhibit                                                             System
Number                                  Item                        Page Number

3.  Articles of Incorporation and Bylaws

    3.1 Composite of the Registrant's Restated Certificate of
        Incorporation as amended, incorporated by reference to Exhibit
        3.1 of the Registrant's Registration Statement on Form S-2,
        File No. 33-59003, as amended (the "1995 Debt S-2")               None

    3.2 Bylaws of Registrant as amended and restated dated August 23,
        1990, incorporated by reference to Exhibit 3(b) of the
        Registrant's Annual Report on Form 10-K for the year ended
        December 30, 1990 (the "1990 10-K")                              None

4.  Instruments Defining the Rights of Security Holders, including Indentures

    4.1 Form of Indenture (including form of  Senior Note),
        incorporated by reference to Exhibit 4.1 of the 1995 Debt S-2    None

    4.2 Form of Indenture (including form of Senior Subordinated
        Debenture), incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-2, File No.
        33-46247, as amended                                             None

    4.3 Rights Agreement dated as of January 26, 1989 between the
        Registrant and the First National Bank of Chicago, as Rights
        Agent, (the "Rights Agreement") incorporated by reference to
        Exhibit 2 of the Registrant's Registration Statement on Form
        8-A dated as of January 27, 1989                                 None

    4.4 Amendment to Rights Agreement dated as of August 15,1989, incorporated by reference to Exhibit (a) of the Company's
        Form 8 dated May 22, 1990                                        None

    4.5 Amendment to Rights Agreement dated as of May 7, 1990, incorporated by reference to Exhibit (b) of the Company's
        Form 8 dated May 22, 1990                                        None

    4.6 Form of Amendment to Rights Agreement, incorporated by reference to Exhibit 4.5 of the Registrant's Registration
        Statement on Form S-2, File No. 33-46248, as amended (the
        "Common Stock S-2")                                              None

    4.7 Amendment to Rights Agreement dated as of April 13, 1994, incorporated by reference to Exhibit 7 of the Company's Form
        8-A/A dated April 19, 1994                                       None

    4.8 Preferred Stock Purchase Agreement dated as of March 6, 1992 among the Registrant and the persons listed on the Schedule of Purchasers attached thereto, incorporated by reference to
        Exhibit 4.6 of the Common Stock S- 2                             None

    4.9 Revised Form of Registration Rights Agreement among the
        Registrant and the parties listed on the signature pages
        thereof,  incorporated by reference to Exhibit 4.4 of the
        Registrant's  Post-Effective Amendment No. 4 to the
        Registration Statement on  Form S-2, File No. 33-37041 (the
        "IRN Post-Effective Amendment  No. 4")                           None

   4.10 Form of Series 1 Junior Convertible Subordinated Debenture, incorporated by reference to Exhibit 4.11 of the Common Stock
        S- 2                                                             None

   4.11 Form of Series 2 Junior Convertible Subordinated Debenture, incorporated by reference to Exhibit 4.12 of the Common Stock
        S- 2                                                             None

   4.12 Series A-3 Preferred Stock Purchase Agreement dated as of
        May 7, 1992 by and between the Registrant and the persons
        listed on the signature pages thereto, incorporated by
        reference to Exhibit 4.9 of the IRN Post-Effective Amendment
        No. 4                                                            None

   4.13 Form of Series 3 Junior Convertible Subordinated Debenture
        (Exchange Debentures relating to the Series A-3 Preferred
        Stock), incorporated by reference to Exhibit 4.10 of the IRN
        Post-Effective Amendment No. 4                                   None

   4.14 Stock Purchase Agreement dated November 2, 1989 between the Registrant and LaSalle National Bank, trustee for The
        Interlake Corporation Employee Stock Ownership Plan,
        incorporated by reference to Exhibit 10(v) of the Registrant's
        Annual Report on Form 10-K for the year ended December 29,
        1991 (  the "1991 10-K")                                         None

   4.15 Form of Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.15 of the IRN Post-Effective Amendment
        No. 4                                                            None

   4.16 First Amendment, dated as of August 17, 1992, to the Amended and Restated Credit Agreement, incorporated by reference to
        Exhibit 4.18 of the Registrant's Annual Report on Form 10-K
        for the year ended December 27, 1992 (the "1992 10-K")           None

   4.17 Second Amendment, dated as of October 30, 1992, to the Amended and Restated Credit Agreement, incorporated by reference to
        Exhibit 4.19 of the 1992 10-K                                    None

   4.18 Third Amendment, dated August 20, 1993, to the Amended and
        Restated Credit Agreement, incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter
        ending September 26, 1993                                        None

   4.19 Fourth Amendment, dated December 22, 1993, to the Amended and Restated Credit Agreement, incorporated by reference to
        Exhibit 4.29 of the Registrant's Annual Report on Form 10-K
        for the year ended December 26, 1993 ("1993 10-K")               None

   4.20 Fifth Amendment, dated February 23, 1994, to the Amended and
        Restated Credit Agreement, incorporated by reference to
        Exhibit 4.30 of the 1993 10- K                                   None

   4.21 Sixth Amendment, dated as of August 16, 1994, to the Amended and Restated Credit Agreement, incorporated by reference to
        Exhibit 4.20 of the Registrant's Annual Report on Form 10-K
        for the year ended December 25, 1994 (the "1994 10-K")           None

   4.22 Seventh Amendment, dated as of January 24, 1995, to the Amended and Restated Credit Agreement, incorporated by reference to
        Exhibit 4.21 of the 1994 Form 10-K                               None

   4.23 Eighth Amendment, dated as of February 1, 1995, to the Amended and Restated Credit Agreement, incorporated by reference to
        Exhibit 4.22 of the 1994 Form 10-K                               None

   4.24 Ninth Amendment, dated as of June 1, 1995, to the Amended and Restated Credit Agreement

   4.25 The Registrant Term Notes dated June 18, 1992, incorporated by
        reference to Exhibit 4.20 of the 1992 10-K                       None

   4.26 The Registrant Revolving Notes dated June 18, 1992,
        incorporated by reference to Exhibit 4.21 of the 1992 10-K       None

   4.27 Subsidiary Term Notes dated June 18, 1992, incorporated by
        reference to Exhibit 4.22 of the 1992 10-K                       None

   4.28 Subsidiary Revolving Notes dated June 18, 1992, incorporated
        by reference to Exhibit 4.23 of the 1992 10-K                    None

   4.29 The Registrant Delayed Draw Notes dated June 18, 1992,
        incorporated by reference to Exhibit 4.24 of the 1992 10-K       None

   4.30 The Registrant Deferred Term Notes dated June 18, 1992,
        incorporated by reference to Exhibit 4.25 of the 1992 10-K       None

   4.31 The Registrant Pledge Agreement dated September 27, 1989, made by the Registrant and accepted by Chemical Bank, along with stock certificates of the two subsidiaries, incorporated by reference to Exhibit 10(t) of the Registrant's Annual Report
        on Form 10-K for the year ended December 31, 1989                None

   4.32 Amended and Restated Security Agreement dated September 27,
        1989 and amended and restated as of August 17, 1992 between the Registrant and Chemical Bank, incorporated by reference
        to Exhibit 4.27 of the 1992 10-K                                 None

   4.33 Amended and Restated Security Agreement among Certain
        Subsidiaries of the Registrant and Chemical Bank dated as of September 27, 1989 and amended and restated as of August 17,
        1992, incorporated by reference to Exhibit 4.28 of the 1992
        10-K                                                             None

10. Material Contracts
  10.1* 1996 Senior Executive Incentive Compensation Program

  10.2* 1995 Executive Incentive Compensation Plan, incorporated by
        reference to Exhibit 10.1 to the 1994 10-K                       None

  10.3* 1994 Executive Incentive Compensation Plan, incorporated by
        reference to Exhibit 10.1 of the 1993 10-K                       None

  10.4* Key Executive Retention Program adopted February 23, 1995,
        incorporated by reference to Exhibit 10.3 of the 1994 10-K       None

  10.5* Amendment to Key Executive Retention Program, adopted
        December 1, 1995

  10.6* Form of Grant of Stock Award dated as of January 30, 1996

  10.7* Form of Grant of  Stock Award as of February 23, 1995,
        incorporated by reference to Exhibit 10.4 of the 1994 10-K      None

  10.8* Form of Agreement dated August 27, 1992 for the Cancellation and Re- Granting of Non-Qualified Stock Options between the Registrant and U.S. executive officers and employees,
        incorporated by reference to Exhibit 10.7 of the 1992 10-K      None

  10.9* Form of Non-Qualified Stock Option Agreement dated as of
        January 25, 1996

  10.10* Form of Non-Qualified Stock Option Agreement dated January
         26, 1995 between the Registrant and one executive officer,
         incorporated by reference to Exhibit 10.6 of the 1994 10-K     None

  10.11* Form of Grant of Stock Award as of May 23, 1991 - Outside
         Director, incorporated by reference to Exhibit 10(a) of the
         1991 10- K                                                     None

  10.12* Form of Grant of Stock Award as of April 26, 1990 - Outside
         Directors, incorporated by reference to Exhibit 10(a) of the
         1990 10- K                                                     None

  10.13* Amendment to Non-Qualified Stock Option Agreement and to
         Stock Appreciation Rights granted July 23, 1987 by the
         Registrant to one U.S. executive officer, incorporated by
         reference to Exhibit 10(i) of the 1990 10- K                   None

  10.14* Amendment to Non-Qualified Stock Option Agreement and to
         Stock Appreciation Rights granted July 28, 1988 by the
         Registrant to one U.S. executive officer, incorporated by
         reference to Exhibit 10(j) of the 1990 10- K                   None

  10.15* 1989 Stock Incentive Program, incorporated by reference to the proxy statement filed in connection with the
         Registrant's 1990 annual meeting of shareholders               None

  10.16* 1986 Stock Incentive Program, incorporated by reference to
         Appendix D to the Registrant's Registration Statement on
         Form S-4 filed with the Securities and Exchange Commission
         on March 26, 1986                                              None

  10.17 Trust Agreement between the Registrant and Continental
        Illinois National Bank and Trust Company of Chicago with
        respect to The Interlake Corporation Restated Directors'
        Post-Retirement Income Plan dated September 30, 1988,
        incorporated by reference to Exhibit 10(p) of the
        Registrant's Annual Report on Form 10-K for the year ended
        December 25, 1988 (the "1988 10- K")                            None

  10.18 Trust Agreement between the Registrant and Continental
        Illinois National Bank and Trust Company of Chicago with
        respect to the Deferred Compensation Agreement dated May
        29, 1986 (as amended August 5, 1988) between the Registrant and Frederick C. Langenberg dated September 30, 1988,
        incorporated by reference to Exhibit 10(q) of the 1988 10-K     None

  10.19 Form of Indemnification Agreement between the Registrant and
        Outside Directors, incorporated by reference to Exhibit 10(a)
        of the Registrant's Annual Report on Form 10-K for the year
        ending December 27, 1987 (the "1987 10-K")                      None

  10.20*Form of Indemnification Agreement between the Registrant and executive officers, including inside directors,
        incorporated by reference to Exhibit 10(b) of the 1987 10-K     None

  10.21*Form of Severance Pay Agreement between the Registrant and
        12 executive officers, incorporated by reference to Exhibit
        10.18 of the 1994 10-K                                          None

  10.22*Form of Severance Pay Agreement between the Registrant and two executive officers, incorporated by reference to Exhibit
        10.19 of the 1994 10-K                                          None

  10.23 Cross Indemnification Agreement dated as of May 29, 1986, between the Registrant and Acme Steel Company, incorporated by reference to Exhibit 10(b) of the Registrant's Annual
        Report on Form 10-K for the year ended December 28, 1986
        (the "1986 10-K")                                               None

  10.24 Parallel Loan Agreement dated as of May 29, 1986, between
        Acme Steel Company and The Interlake Companies, Inc., as
        amended by letter agreement dated June 27, 1986, incorporated
        by reference to Exhibit 10(c) of the 1986 10-K                  None

  10.25 Tax Indemnification Agreement dated as of May 29, 1986, between the Registrant and Acme Steel Company, incorporated
        by reference to Exhibit 10(i) of the 1986 10-K                  None


  10.26*Deferred Compensation Agreement dated May 29, 1986, between the Registrant and Frederick C. Langenberg, incorporated by
        reference to Exhibit 10(j) of the 1986 10-K                     None

  10.27 Instrument of Assumption and Release dated May 29, 1986, between the Registrant, W. R. Reum and Acme Steel Company, concerning an April 12, 1982 Agreement between W. R. Reum and Interlake, Inc. (n.k.a. Acme Metals, Inc.), incorporated
        by reference to Exhibit 10(l) of the 1986 10-K                  None

13. Portions of the Annual Report to Shareholders for fiscal year ended December 31, 1995. (With the exception of the data described in Part II, Items 6, 7 and 8, no other data appearing in the Annual Report to Shareholders for fiscal year ended December 31, 1995 is deemed filed as part of this Form 10-K.)

21. Subsidiaries of the Registrant

23. Consents of Experts and Counsel

    23.1 Consent of Price Waterhouse LLP

27. Financial Data Schedule                                             None

* Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of The Interlake Corporation

Our audits of the consolidated financial statements referred to in our report dated January 24, 1996 appearing in the 1995 Annual Report to Shareholders of The Interlake Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements appearing in the 1995 Annual Report to Shareholders of The Interlake Corporation, the Company changed its method of evaluating the recoverability of goodwill and other long-lived assets in 1994.




PRICE WATERHOUSE LLP

Chicago, Illinois
January 24, 1996


            THE INTERLAKE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                                       Additions
                                Balance at      Charged to     Charged                        Balance at
                                Beginning        Costs and     to Other                         End of
Description                      of Year          Expenses     Accounts(a)    Deductions         Year
                                               (in thousands)

Valuation accounts deducted from assets to which they apply:

Allowance for doubtful accounts receivable--
Year ended--
         December 31, 1995 . .   $ 2,977          $   916       $  91         $   (559)(b)      $  3,425

         December 25, 1994 . .   $ 2,775          $   873       $  89         $   (760)(b)      $  2,977

         December 26, 1993 . .   $ 3,989          $   179       $ 163         $ (1,556)(b)      $  2,775



(a) consists principally of recoveries of accounts charged off in prior years
(b) consists principally of uncollectible accounts charged off and foreign exchange rate fluctuations


Amortization of goodwill--
Year ended--
         December 31, 1995 . .   $  6,622         $   536       $  --         $     --         $  7,158

         December 25, 1994 . .   $20,141          $35,652       $  --         $(49,171)(c)     $  6,622

         December 26, 1993 . .   $18,646          $ 1,495       $  --         $     --         $ 20,141

(c) includes write-down of goodwill - see Note 2 of Notes to Consolidated
Financial Statements

Valuation accounts from deferred tax assets--
Year ended--
         December 31, 1995 . .   $18,165          $  3,067      $  --         $     --         $21,232

         December 25, 1994 . .   $23,489          $ (5,324)     $  --         $     --         $18,165

         December 26, 1993 . .   $17,178          $  6,311      $  --         $     --         $23,489

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE INTERLAKE CORPORATION


                                         By
                                         /S/ W. ROBERT REUM

                                           W. Robert Reum
                                           Chairman, President and Chief
                                           Executive Officer
February 23, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                     Signature
                                                          Title


/S/ W. ROBERT REUM                        Director, Chairman, President and
W. Robert Reum                            Chief Executive Officer

/S/ STEPHEN GREGORY
                                          Vice President--Finance
Stephen Gregory                           Chief Financial Officer

/S/ JOHN P. MILLER                        Controller and Chief
John P. Miller                            Accounting Officer

/S/ JOHN A. CANNING JR.
                                          Director
John A. Canning, Jr.

/S/ JAMES C. COTTING
                                          Director
James C. Cotting
                                                           February 23, 1996
/S/ JOHN E. JONES
                                          Director
John E. Jones

/S/ FREDERICK C. LANGENBERG               Director
Frederick C. Langenberg

/S/ QUENTIN C. McKENNA                    Director
Quentin C. McKenna

/S/ WILLIAM G. MITCHELL                   Director
William G. Mitchell

/S/ ERWIN E. SCHULZE                      Director
Erwin E. Schulze


                        CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-4266 and 33-11428) of The Interlake Corporation of our report dated January 24, 1996 appearing in the 1995 Annual Report to Shareholders of The Interlake Corporation which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation of our report on the Financial Statement Schedule, which appears elsewhere in this Form 10-K.




PRICE WATERHOUSE LLP



Chicago, Illinois
February 22, 1996