Form 10-Q
period 1996-03-31
INTERLAKE CORP
filed 1996-04-26
CIK 790929

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549




                                    FORM 10-Q




                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 1996
                          Commission file number 1-9149



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



As of April 15, 1996, 23,112,999 shares of the Registrant's common stock were outstanding.

                           THE INTERLAKE CORPORATION

                          PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements as of and for the periods ended March 31, 1996 and April 2, 1995 are unaudited, but include all adjustments which the Registrant considers necessary for a fair presentation of results of operations and financial position for the applicable periods. Except as noted, all adjustments are of a normal recurring nature.

                       Consolidated Statement of Operations
                              For the Periods Ended
                         March 31, 1996 and April 2, 1995
                    (In thousands except per share statistics)



                                                   1996     1995
                                                  (13Wks)  (14 Wks)

Net Sales                                      $200,001    $206,898
Cost of Products Sold                           152,795     155,979
Selling and Administrative Expense               30,747      32,212
Operating Profit                                 16,459      18,707
Non-operating (Income) Expense                     (216)        (71)
Earnings Before Interest and Taxes               16,675      18,778
Interest Expense                                 13,514      13,950
Interest Income                                    (490)       (471)
Income Before Taxes and Minority  Interest        3,651       5,299
Provision for Income Taxes                        2,510       3,489
Income Before Minority Interest                   1,141       1,810
Minority Interest in Net Income of Subsidiaries     963       1,416

Net Income                                      $   178     $   394

Net Income  Per Share:
     Primary Net Income  Per Share               $  .01      $  .02

     Fully Diluted  Net Income  Per Share        $  .01      $  .01
Average Shares Outstanding:
   Primary                                       23,035      22,341

   Fully Diluted                                 31,413      29,921


                            THE INTERLAKE CORPORATION
                            Consolidated Balance Sheet
                      March 31, 1996 and  December 31, 1995
                              (Dollars in thousands)


Assets                                                     1996         1995

Current Assets:
Cash and cash equivalents                               $  20,692  $  41,562
Receivables, less allowances for doubtful accounts of
$3,240 at March 31, 1996 and $3,425 at December 31, 1995  131,430    132,331
Inventories       - Raw materials and supplies             24,203     23,590
                  - Semi-finished and finished products    61,832     55,140
Other current assets                                       16,904     15,100
                  Total Current Assets                    255,061    267,723

Other Assets                                               42,691     43,269

Property, Plant and Equipment, at cost                    403,479    402,125
Less - Depreciation and amortization                     (256,306)  (253,315)
                                                          147,173    148,810

                  Total Assets                           $444,925   $459,802


Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
Accounts payable                                         $ 73,322  $ 75,266
Accrued liabilities                                        39,117    47,464
Interest payable                                            7,545    11,150
Accrued salaries and wages                                 17,300    15,648
Income taxes payable                                       14,173    14,665
Debt due within one year                                    4,071     3,759
                  Total Current Liabilities               155,528   167,952
Long-Term Debt                                            438,529   439,856
Other Long-Term Liabilities and Deferred Credits          102,888   104,516

Preferred Stock - 2,000,000 shares authorized
Convertible Exchangeable Preferred Stock - Redeemable,
par value $1 per share, issued 40,000 shares
(liquidation value $55,824 at March 31, 1996 and
$54,602 at December 31, 1995)                              39,155    39,155
Shareholders' Equity (Deficit):
Common stock, par value $1 per share, authorized
100,000,000 shares, issued 23,228,695 shares               23,229    23,229
Additional paid-in capital                                  7,247    13,504
Cost of common stock held in treasury (115,696 shares at
March 31, 1996 and 412,500 shares at December 31,
1995)                                                      (2,700)   (9,625)
Accumulated deficit                                      (293,023) (293,201)
Unearned compensation                                      (8,864)   (8,950)
Accumulated foreign currency translation adjustments      (17,064)  (16,634)
                                                         (291,175) (291,677)
  Total Liabilities and Shareholders' Equity(Deficit)    $444,925  $459,802


                            THE INTERLAKE CORPORATION
                       Consolidated Statement of Cash Flows
              For the Periods Ended March 31,1996 and April 2, 1995
                                  (In thousands)





                                                    1996      1995
                                                 (13 Wks)  (14 Wks)

Cash flows from (for) operating activities:
Net income                                      $    178  $    394
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                 5,093     5,322
     Other operating adjustments                     654       (81)
     (Increase) decrease in working capital:
         Accounts receivable                         (75)    6,188
         Inventories                              (7,848)   (6,590)
         Other current assets                     (1,755)   (1,759)
         Accounts payable                           (129)   (4,219)
         Other accrued liabilities               (12,760)  (19,352)
         Income taxes payable                       (479)      953
              Total working capital change       (23,046)  (24,779)

Net cash provided (used) by operating activities (17,121)  (19,144)

Cash flows from (for) investing activities:
  Capital expenditures                            (3,674)   (3,051)
  Proceeds from disposal of PP&E                      64        23
  Other investment flows                             121        42

Net cash provided (used) by investing activities  (3,489)    (2,986)

Cash flows from (for) financing activities:
  Proceeds from issuance of long-term debt              -    10,000
  Retirements of long-term debt                      (707)   (5,210)
  Other financing flows                               503       804

Net cash provided (used) by financing activities     (204)    5,594

Effect of exchange rate changes                       (56)     (699)

Increase (Decrease) in cash and cash equivalents  (20,870)  (17,235)

Cash and cash equivalents, beginning of period     41,562    39,708

Cash and cash equivalents, end of period         $ 20,692  $ 22,473


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Financial Statements

The information furnished in these financial statements is unaudited.

The Registrant and its subsidiaries are referred to herein on a consolidated basis as the Company.

Note 2 - Computation of Common Share Data

The weighted average number of common shares outstanding used to compute primary net income per share was 23,035,000 for 1996 and 22,341,000 for 1995, and for fully diluted net income per share was 31,413,000 for 1996 and 29,921,000 for 1995.

Note 3 - LIFO Inventories

The liquidation of LIFO inventories benefited income before taxes in the first quarter of 1995 by $.8 million.

Note 4 - Income Taxes

The effective tax rate was 68.7% and 65.8% for the 1996 and 1995 quarters, respectively. Because most of the interest expense is borne in the United States at the parent company level, the Company had substantial taxable income in foreign and state jurisdictions. Taxes due to foreign authorities were not offset by U.S. federal income tax benefits.

Note 5 - Environmental Matters

In connection with the reorganization of the old Interlake, Inc. (now Acme Steel Company ("Acme")) in 1986, the Company, then newly-formed, indemnified Acme against certain environmental liabilities relating to properties which had been shut down or disposed of by Acme's iron and steel division prior to the 1986 reorganization. As of March 31, 1996, the Company's reserves for environmental liabilities totaled $4.3 million, most of which relates to the Acme indemnification.

Based on its current estimate of its potential environmental liabilities, including all contingent liabilities, individually and in the aggregate, asserted and unasserted, the Company believes that the costs of environmental matters have been fully provided for or are unlikely to have a material adverse effect on the Company's business, future results of operations, liquidity or consolidated financial condition. In arriving at its current estimate of its potential environmental liabilities, the Company has relied upon the estimates and analysis of its environmental consultants and legal advisors, as well as its own evaluation, and has considered: the probable scope and cost of investigations and remediations for which the Company expects to have liability; the likelihood of the Company being found liable for the claims asserted or threatened against it; and the risk of other responsible parties not being able to meet their obligations with respect to clean-ups. In estimating its potential environmental liabilities, the Company has not taken into consideration any potential recoveries from insurance companies, although in May 1994, the Company instituted an action seeking a declaratory judgment against and recoveries from insurers under policies covering nearly 30 years. The parties are in discovery and trial is tentatively set for March 1997. The Company's estimate has not been discounted to reflect the time-value of money, although a significant delay in implementation of certain of the remedies thought to be probable could result in cost estimates increasing due to inflation.

The Company's current estimates of its potential environmental liabilities are subject to considerable uncertainty due to continuing uncertainty surrounding one of the sites for which the Company is responsible pursuant to its indemnity of Acme -- namely, the Superfund site on the St. Louis River in Duluth, Minnesota (the "Duluth Site"). These uncertainties relate to both the clean-up of certain contaminated soils at the site, as well as the remediation of certain underwater sediments. In the light of these uncertainties, the Company's estimates could be subject to change in the future.

With respect to the contaminated soils, the Minnesota Pollution Control Agency ("MPCA") on September 27, 1995, issued a Record of Decision selecting a remedy consistent with the anticipated industrial development of the site. The Company's consultants have estimated the cost of implementing the portions of the selected remedy for which the Company is responsible to be between $3 million and $5 million. The Company expects the soils remediation to be substantially completed by the end of 1996.

With respect to the underwater sediments, the MPCA has requested the Company to undertake an investigation and to evaluate remedial alternatives. The
Company's consultants commenced this investigation in February 1996.   The
Company believes that any estimate of the potential costs of remediating the underwater sediments will not be meaningful until the investigation is completed and possible remedial alternatives are reviewed by the Company and the MPCA. The Company also believes that the range of reasonable remedial alternatives for the underwater sediments includes that of taking no action, thereby avoiding the disruption of the natural remediation of the underwater sediments which has been underway for over 30 years. Thus, the Company believes the minimum of the range of costs of remedial alternatives to be zero, and to date has made provision for only the investigation, and not for the clean-up, of underwater sediments. Were a clean-up determined to be appropriate after investigation, the range of costs would likely be dependent in part upon whether the remedy selected called for treating contamination in place, which might cost several millions of dollars, or provided for removal and treatment of contaminated sediments, which could cost tens of millions of dollars.

In March 1996, the citizens' board of the MPCA named the successors to certain coal tar processors at the Duluth Site (the "tar companies") as additional responsible parties for a portion of the underwater sediments operable unit. The Company believes that the tar companies are the cause of a significant portion of the underwater contamination of the site, while the tar companies to date have maintained that their contributions were minimal.

The Company's current expectation is that cash outlays related to its outstanding reserves for environmental matters largely will be made over the period of 1996 and 1997. If the Company ultimately determines that additional charges are necessary in connection with the Duluth Site, the Company believes it is likely that cash outlays would occur near the end of the decade, or later.

Note 6 - Commitments and Contingencies

The Company is engaged in certain routine litigation arising in the ordinary course of business. Based upon its evaluation of available information, management does not believe that any such matters are likely, individually or in the aggregate, to have a material adverse effect upon the Company's business future, results of operations, liquidity or consolidated financial condition. On July 9, 1990, the City of Toledo, Ohio (the "City"), brought an action in federal district court (the "Court") in Toledo against the Company, Acme Steel Company ("Acme" or the "old Interlake" and, together with the Company, the "Interlake defendants"), Beazer Materials and Services, Inc., succeeded by Beazer East, Inc. ("Beazer") and Toledo Coke Corporation ("Toledo Coke") in connection with the alleged contamination of a 1.7 acre parcel of land the City had purchased from Toledo Coke for purposes of widening a road. The City alleged various claims under the Resource Conservation Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and under common law. The Company's alleged liability arises from its indemnification obligations with respect to Acme, which as the old Interlake operated coke ovens and by-product recovery facilities on the site from 1930 through 1978. In 1978 the old Interlake sold the coke plant to Koppers Company, Inc., which was later acquired by Beazer, and which agreed to indemnify the Interlake defendants against environmental liabilities. Koppers, in turn, sold the facility to Toledo Coke. The Interlake defendants cross-claimed against Beazer under its indemnity. In June 1995, the Court denied the City's motion for an injunction under RCRA compelling the defendants to clean up the Toledo Coke site. The City is appealing the Court's ruling. In January 1996, the Court ruled that the Interlake defendants were liable under CERCLA for costs of investigation incurred by the City, and for future costs of remediation to the extent they are consistent with the National Contingency Plan under Superfund. The City represents its costs of investigation to have been approximately $.4 million and the costs of future remediation to be between $4 million and $10 million. In between the RCRA and the CERCLA rulings, the Court, in November 1995 granted the Interlake defendants' motion for summary judgment seeking indemnification by Beazer for the liabilities alleged by the City. The Company expects Beazer to appeal the indemnification ruling.

On March 10, 1995, SC Holdings, Inc., a subsidiary of Waste Management International Plc ("SC Holdings"), filed a complaint in federal district court in Trenton, New Jersey, against Hoeganaes Corporation, an Interlake subsidiary, and numerous other defendants, seeking to recover amounts expended or to be expended in the remediation of the Cinnaminson Groundwater Contamination Site in Burlington County, New Jersey. SC Holdings claims to have spent approximately $10 million in investigation and remediation, and purportedly estimates the total costs of investigation and remediation to be approximately $60 million. The site is a broadly-defined Superfund site which encompasses a landfill formerly operated by SC Holdings and may also include the groundwater under Hoeganaes' Riverton, New Jersey, facility. Hoeganaes may have shipped certain materials to the landfill. SC Holdings alleges that Hoeganaes has liability as both an owner/operator and a generator. In November 1995, the named defendants filed a complaint against numerous third-party defendants, bringing the total number of defendants in the matter to approximately 100.
The matter is in the preliminary stages of discovery. The Company believes it has meritorious defenses to both of the alleged bases of liability.

Note 7 - Subsequent Event

Subsequent to the end of the fiscal quarter, the Company signed a letter of intent with A. J. Gerrard & Company to sell all of the Company's packaging businesses. The sale is subject to a number of conditions, including the signing of definitive purchase agreements, the obtaining by Gerrard of firm financing commitments, the completion of governmental approval processes, approval by Gerrard shareholders, and the approval of certain other third parties, including Interlake's bank group. If consumated, the transaction is expected to close by July.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
First Quarter 1996 Compared with First Quarter 1995

First quarter net sales of $200.0 million compared with net sales of $206.9 million in the prior year period. The first quarter of 1996 was a 13-week period, whereas the first quarter of 1995 was a 14-week period, which accounted for the lower sales. Changes in exchange rates generated a sales decrease of $1.0 million compared with 1995. Operating profit declined 12% to $16.5 million compared with $18.7 million in the 1995 period, largely the result of the shorter fiscal quarter. Net income of $.2 million, or $.01 per share, for the quarter ended March 31, 1996, compared with net income of $.4 million, or $.01 per share, for the first quarter of 1995.

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

                                           First Quarter Segment Results

                                            Net Sales   Operating Profit
                                           1996   1995     1996   1995
                                                  (in millions)

Engineered Materials
          Special Materials               $ 43.3 $ 48.1
          Aerospace Components              18.4   16.7
                                            61.7   64.8   $ 9.1  $ 10.8

Handling/Packaging Systems
          Handling                         103.5  105.9
          Packaging                         34.8   36.2
                                           138.3  142.1     7.5     8.2
Corporate Items                                             (.1)    (.3)

Consolidated Totals                       $200.0 $206.9  $ 16.5  $ 18.7

Engineered Materials

Sales in the Engineered Materials segment declined 5% to $61.7 million, due to the shorter fiscal quarter as well as lower sales at Special Materials resulting from lower levels of automotive production, which were partially offset by higher fabrication and repair sales at Aerospace Components.

For the first quarter, Special Materials' metal powder sales decreased 10% compared with record sales in the same period last year, as shipments were affected by lower production levels in the automotive industry, compounded by the effect of the General Motors strike. Profit declined 25% for the quarter, due mainly to the effects of lower volume.

Aerospace Components' first quarter sales increased 10% compared with the 1995 period, due to significantly higher aviation repair sales and higher sales of fabricated components. Profit for the quarter increased 81%, due to the higher volume, a favorable product mix in aviation repair and improved manufacturing performance.

Order backlogs in this segment were $140.9 million at the end of the quarter, down from $172.6 million at the end of the first quarter of 1995. Special Materials' backlog was down 33%, as order rates declined from the record level experienced in the year earlier period. Aerospace Components' backlog declined 9%, reflecting deliveries against multi-year fabrication orders.

Handling/Packaging Systems

Sales in the Handling/Packaging Systems segment declined 3% to $138.3 million, due to the shorter fiscal quarter.

For the first quarter, Handling's sales (at comparable exchange rates) declined 1% compared with the 1995 period, which was more than accounted for by the shorter fiscal quarter. Sales in the Asia Pacific region were up 16%, while European sales decreased 2% and North American sales were down 4%. Handling's profit was down 8% (at comparable exchange rates) compared with the first quarter of 1995. Handling's European profit was down 47%, primarily due to lower margins and a less favorable sales mix. North American profit increased 21%, due mainly to higher margins.

Packaging's first quarter 1996 sales (at comparable exchange rates) declined 4% compared with 1995 due to the shorter fiscal quarter, partially offset by higher sales at the plastics operations. Profit declined 11%, due to the absence of LIFO income which benefited the 1995 quarter. Excluding the LIFO benefit, profit increased 10%, as improved margins and lower costs at the U.S. plastics unit and higher prices at the U.K. plastics unit offset lower volume in the steel strapping and stitching units.

Order backlogs in this segment were $86.8 million at the end of the first quarter, down from $91.4 million at the end of the first quarter of 1995 (at comparable exchange rates), due mainly to lower order rates at the North American Handling operation.

Financial Condition

The Company's total debt at the end of the first quarter was $442.6 million, down $1.0 million from year-end 1995. Cash totaled $20.7 million at the end of the quarter, compared with $41.6 million at the end of 1995, reflecting higher working capital. Capital expenditures of $3.7 million during the quarter compared with $3.1 million during the prior year period. The Company anticipates that 1996 capital spending will be approximately $27.0 million.

Under its bank credit agreement, the Company has available revolving facilities of up to an additional $40.0 million over the March 31, 1996 revolving indebtedness. Based on current levels of performance, the Company believes this provides adequate liquidity.

Subsequent Event

The Company announced on April 15,1996 that it had signed a letter of intent to sell its packaging businesses to A. J. Gerrard & Company, a privately-held manufacturer of steel strap based in Des Plaines, Illinois. The sale is subject to a number of conditions, including the signing of definitive purchase agreements, the obtaining by Gerrard of firm financing commitments, the completion of governmental approval processes, approval by Gerrard shareholders, and the approval of certain other third parties, including Interlake's bank group. If consumated, the transaction is expected to close by July.

                           PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business. None of these proceedings is material within the meaning of regulations of the Securities and Exchange Commission.

The Company is a party in certain litigation and a proceeding before a governmental agency which relate to the contamination of the environment.
These matters are described in Note 5 and Note 6 of Notes to Consolidated Financial Statements included herein. Reference is also made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Part I,
Item 3--Legal Proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           None.

(b)        Reports on Form 8-K

           Current report on Form 8-K dated April 15, 1996.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE INTERLAKE CORPORATION



April 25, 1996                                 /s/STEPHEN GREGORY
                                               Stephen Gregory
                                               Vice President - Finance
                                               and Chief Financial Officer