Form 10-Q/A
period 1996-03-31
INTERLAKE CORP
filed 1996-05-28
CIK 790929

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549




                                    FORM 10-Q
                                 AMENDMENT NO. 1



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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit Number                 Description
         27                  Financial Data Schedule

(b) Reports on Form 8-K

    Current report on Form 8-K dated April 15, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE INTERLAKE CORPORATION



May 28, 1996                                 /s/STEPHEN GREGORY
                                               Stephen Gregory
                                               Vice President - Finance
                                               and Chief Financial Officer