Form 10-Q
period 1996-09-29
INTERLAKE CORP
filed 1996-10-24
CIK 790929

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

                         COMMISSION FILE NUMBER 1-9149

                           THE INTERLAKE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3428543
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

 550 WARRENVILLE ROAD, LISLE, ILLINOIS               60532-4387
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

                                (630) 852-8800
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of October 15, 1996, 23,112,999 shares of the Registrant's common stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           THE INTERLAKE CORPORATION

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  The following consolidated financial statements as of and for the periods ended September 29, 1996 and October 1, 1995 are unaudited, but include all adjustments which the Registrant considers necessary for a fair presentation of results of operations and financial position for the applicable periods. Except as noted, all adjustments are of a normal recurring nature.

                           THE INTERLAKE CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             FOR THE PERIODS ENDED
                     SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                   (IN THOUSANDS EXCEPT PER SHARE STATISTICS)

                                         THIRD QUARTER        NINE MONTHS
                                       ------------------  ------------------
                                         1996      1995      1996      1995
                                       (13 WKS)  (13 WKS)  (39 WKS)  (40 WKS)
                                       --------  --------  --------  --------
Net Sales of Continuing Operations.... $174,047  $175,870  $513,920  $516,952
Cost of Products Sold.................  134,360   136,848   397,040   397,100
Selling & Administrative Expense......   25,258    25,725    75,521    77,659
                                       --------  --------  --------  --------
Operating Profit......................   14,429    13,297    41,359    42,193
Non-operating (Income) Expense........     (348)     (247)   (1,627)     (871)
                                       --------  --------  --------  --------
Earnings Before Interest & Taxes......   14,777    13,544    42,986    43,064
Interest Expense......................   11,828    12,061    35,491    35,586
Interest Income.......................     (472)     (481)   (1,301)   (1,232)
                                       --------  --------  --------  --------
Income from Continuing Operations
 Before Taxes, Minority Interest,
 Extraordinary Item & Accounting
 Change...............................    3,421     1,964     8,796     8,710
Provision for Income Taxes............    2,236     1,321     5,826     5,857
                                       --------  --------  --------  --------
Income from Continuing Operations
 Before Minority Interest,
 Extraordinary Item & Accounting
 Change...............................    1,185       643     2,970     2,853
Minority Interest in Net Income of
 Subsidiaries.........................      749       802     2,792     3,554
                                       --------  --------  --------  --------
Income (Loss) from Continuing
 Operations Before Extraordinary Item
 & Accounting Change..................      436      (159)      178      (701)
Income from Discontinued Operations,
 Net of Income Taxes..................    1,777       481     4,271     2,112
Extraordinary Item....................      --        --        --     (3,448)
Cumulative Effect of Accounting
 Change...............................      --        --      1,610       --
                                       --------  --------  --------  --------
Net Income (Loss)..................... $  2,213  $    322  $  6,059  $ (2,037)
                                       ========  ========  ========  ========
Primary Net Income (Loss) Per Share:
  Continuing Operations Before
   Extraordinary Item & Accounting
   Change............................. $    .02  $   (.01) $    .01  $   (.03)
  Discontinued Operations.............      .07       .02       .18       .09
  Extraordinary Item..................      --        --        --       (.15)
  Cumulative Effect of Accounting
   Change.............................      --        --        .07       --
                                       --------  --------  --------  --------
Primary Net Income (Loss) Per Share... $    .09  $    .01  $    .26  $   (.09)
                                       ========  ========  ========  ========
Fully Diluted Net Income (Loss) Per
 Share
  Continuing Operations Before
   Extraordinary Item & Accounting
   Change............................. $    .01  $   (.01) $    .01  $   (.03)
  Discontinued Operations.............      .06       .02       .13       .07
  Extraordinary Item..................      --        --        --       (.11)
  Cumulative Effect of Accounting
   Change.............................      --        --        .05       --
                                       --------  --------  --------  --------
Fully Diluted Net Income (Loss) Per
 Share................................ $    .07  $    .01  $    .19  $   (.07)
                                       ========  ========  ========  ========
Weighted Average Shares Outstanding
  Primary.............................   23,087    22,650    23,087    22,650
                                       ========  ========  ========  ========
  Fully Diluted.......................   31,599    30,413    31,599    30,413
                                       ========  ========  ========  ========

                           THE INTERLAKE CORPORATION

                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 29, 1996 AND DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                               1996       1995
ASSETS                                                       ---------  ---------
Current Assets:
  Cash and cash equivalents................................  $  26,978  $  41,562
  Receivables, less allowances for doubtful accounts of
   $2,200 at September 29, 1996 and $3,425 at December 31,
   1995....................................................    113,556    132,331
  Inventories-- Raw materials and supplies.................     20,709     23,590
  -- Semi-finished and finished products...................     40,771     55,140
  Other current assets.....................................     14,328     15,100
                                                             ---------  ---------
    Total Current Assets...................................    216,342    267,723
                                                             ---------  ---------
Investment in Discontinued Operations......................     29,402        --
Other Assets...............................................     41,076     43,269
                                                             ---------  ---------
                                                                70,478     43,269
                                                             ---------  ---------
Property, Plant and Equipment, at cost.....................    380,233    402,125
Less--Depreciation and amortization........................   (238,845)  (253,315)
                                                             ---------  ---------
                                                               141,388    148,810
                                                             ---------  ---------
    Total Assets...........................................  $ 428,208  $ 459,802
                                                             =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable.........................................  $  63,398  $  75,266
  Accrued liabilities......................................     35,253     47,464
  Interest payable.........................................      7,525     11,150
  Accrued salaries and wages...............................     16,654     15,648
  Income taxes payable.....................................     12,909     14,665
  Debt due within one year.................................      3,966      3,759
                                                             ---------  ---------
    Total Current Liabilities..............................    139,705    167,952
                                                             ---------  ---------
Long-Term Debt.............................................    445,299    439,856
                                                             ---------  ---------
Other Long-Term Liabilities and Deferred Credits...........     87,760    104,516
                                                             ---------  ---------
Preferred Stock--2,000,000 shares authorized Convertible
 Exchangeable Preferred Stock--Redeemable, par value $1 per
 share, issued 40,000 shares (liquidation value $58,329 at
 September 29, 1996 and $54,602 at December 31, 1995)......     39,155     39,155
Shareholders' Equity (Deficit):
  Common stock, par value $1 per share, authorized
   100,000,000 shares, issued 23,228,695 shares............     23,229     23,229
  Additional paid-in capital...............................      7,247     13,504
  Cost of common stock held in treasury (115,696 shares at
   September 29, 1996 and 412,500 shares at December 31,
   1995)...................................................     (2,700)    (9,625)
  Accumulated deficit......................................   (287,142)  (293,201)
  Unearned compensation....................................     (7,356)    (8,950)
  Accumulated foreign currency translation adjustments.....    (16,989)   (16,634)
                                                             ---------  ---------
                                                              (283,711)  (291,677)
                                                             ---------  ---------
    Total Liabilities and Shareholders' Equity (Deficit)...  $ 428,208  $ 459,802
                                                             =========  =========

                           THE INTERLAKE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE PERIODS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                                 (IN THOUSANDS)

                                                             1996       1995
                                                           (39 WKS)   (40 WKS)
                                                           --------  ---------
Cash flows from (for) operating activities:
  Net income (loss)....................................... $  6,059  $  (2,037)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization.........................   15,345     15,449
    Extraordinary item....................................      --       3,448
    Cumulative effect of accounting change................   (1,876)       --
    Other operating adjustments...........................  (11,870)     2,105
    (Increase) decrease in working capital:
      Accounts receivable.................................   (3,855)    (2,003)
      Inventories.........................................   (4,019)    (5,771)
      Other current assets................................   (3,813)    (5,032)
      Accounts payable....................................    4,603     (2,629)
      Other accrued liabilities...........................   (8,244)    (8,722)
      Income taxes payable................................    3,341      2,285
                                                           --------  ---------
        Total working capital change......................  (11,987)   (21,872)
                                                           --------  ---------
Net cash provided (used) by operating activities..........   (4,329)    (2,907)
                                                           --------  ---------
Cash flows from (for) investing activities:
  Capital expenditures....................................  (17,761)   (12,704)
  Proceeds from disposal of PP&E..........................      183        173
  Acquisitions............................................     (310)       --
  Other investment flows..................................      350        759
                                                           --------  ---------
Net cash provided (used) by investing activities..........  (17,538)   (11,772)
                                                           --------  ---------
Cash flows from (for) financing activities:
  Proceeds from issuance of long-term debt................    9,000    110,127
  Retirements of long-term debt...........................   (3,575)  (107,387)
  Debt issuance costs.....................................      --      (5,513)
  Other financing flows...................................    1,508      1,609
                                                           --------  ---------
Net cash provided (used) by financing activities..........    6,933     (1,164)
                                                           --------  ---------
Effect of exchange rate changes...........................      350         31
                                                           --------  ---------
Increase (Decrease) in cash and cash equivalents..........  (14,584)   (15,812)
Cash and cash equivalents, beginning of period............   41,562     39,708
                                                           --------  ---------
Cash and cash equivalents, end of period.................. $ 26,978  $  23,896
                                                           ========  =========

                           THE INTERLAKE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--FINANCIAL STATEMENTS

  The information furnished in these financial statements is unaudited.

  The Registrant and its subsidiaries are referred to herein on a consolidated basis as the Company.

NOTE 2--SUBSEQUENT EVENT

  On October 4, 1996, the Company sold its Packaging businesses ("Packaging") to Samuel Manu-Tech Inc. ("SMT") of Etobicoke, Ontario, Canada, or entities controlled by SMT, for an aggregate net cash purchase price, before taxes and other expenses, of $104.4 million, subject to potential adjustments. The transaction included the sale in the United States of substantially all of the assets of Interlake Packaging Corporation ("Interlake Packaging") to Samuel Strapping Systems (Tennessee), Inc. ("Samuel Tennessee"), and the assumption by Samuel Tennessee of substantially all of the liabilities of Interlake Packaging; the sale in Canada by Interlake Packaging and The Interlake Companies, Inc. ("Interlake Companies") to SMT of all of the outstanding shares of Acme Strapping Inc.; and the sale in England by Interlake Companies of all of the outstanding shares of Precis (935) Limited to Samuel Strapping Systems (U.K.) Limited. The gain of approximately $40.0 million on this sale will be recorded in the fourth quarter of 1996. The Company anticipates using the proceeds from the sale to reduce its long-term debt and to invest in its other businesses.

NOTE 3--DISCONTINUED OPERATIONS

  The consolidated financial statements of the Company have been restated to report separately the net assets and operating results of Packaging as discontinued operations. As of September 29, 1996, the investment in net assets of discontinued operations consisted of:

                                                                  (IN THOUSANDS)
      Current assets............................................     $46,425
      Current liabilities.......................................      25,716
                                                                     -------
      Net current assets........................................      20,709
      Net fixed assets..........................................      10,514
      Other assets..............................................       2,999
      Long-term liabilities.....................................      (4,820)
                                                                     -------
                                                                     $29,402
                                                                     =======

  Summary results of discontinued operations were as follows:

                                              THIRD QUARTER      NINE MONTHS
                                             ---------------  ------------------
                                              1996
                                               (13    1995      1996      1995
                                              WKS)   (13 WKS) (39 WKS)  (40 WKS)
                                             ------- -------  --------  --------
                                                      (IN THOUSANDS)
Net Sales................................... $35,138 $34,371  $105,287  $106,727
                                             ======= =======  ========  ========
Earnings before interest and taxes.......... $ 4,462 $ 2,912  $ 12,087  $ 10,037
Net interest expense........................   1,611   1,656     4,833     5,178
Provision for income taxes..................   1,074     775     3,249     2,747
Cumulative effect of accounting change
 related to discontinued operations.........     --      --        266       --
                                             ------- -------  --------  --------
Income from discontinued operations......... $ 1,777 $   481  $  4,271  $  2,112
                                             ======= =======  ========  ========

                           THE INTERLAKE CORPORATION

  Interest expense was allocated to discontinued operations based on an assumed $75.6 million reduction in long-term debt.

  The liquidation of LIFO inventories benefited pre-tax income from discontinued operations in the first nine months of 1995 by $.8 million.

NOTE 4--POSTRETIREMENT BENEFITS/ACCOUNTING CHANGE

  In the third quarter of 1996, the Company eliminated postretirement medical and life insurance benefits for which certain active domestic employees could have become eligible. After a one-time cash payment of $.4 million, the Company recorded a favorable expense adjustment to income from continuing operations of $1.2 million, in accordance with the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106").

  Based on a review of postretirement life and medical claims cost experience in the second quarter of 1996, the Company changed the assumptions used to calculate the Accumulated Postretirement Benefit Obligation (APBO) required by FAS 106. The annual rate of increase of per capita claims cost was changed from 12% in 1996, decreasing by 1% per year to 6% in 2002, to 7% in 1996, decreasing by 1/2% per year to 5% in 2000 and remaining at that level thereafter. In addition, the method for determining expected future medical claims was revised to reflect recent claims experience. The previously used method applied a weighting factor to recent experience. These actuarial assumption changes resulted in a favorable expense adjustment to income from continuing operations of $1.3 million in the second quarter of 1996.

  The Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its postretirement benefits to amortize them over a five-year period. The method previously used was to amortize any unrecognized gain or loss in excess of 10% of the APBO amount over 15 years. This change has been accounted for as a change in accounting principle, the cumulative effect of which was recorded as of the beginning of the year. As a result, net income for the first nine months of 1996 was increased by $1.6 million in respect of continuing operations and $.3 million in respect of discontinued operations.

NOTE 5--COMPUTATION OF COMMON SHARE DATA

  The weighted average number of common shares outstanding used to compute primary net income per share was 23,087,000 for 1996 and 22,650,000 for 1995, and for fully diluted net income per share was 31,599,000 for 1996 and 30,413,000 for 1995.

NOTE 6--INCOME TAXES

  The effective tax rate on income from continuing operations was 66.2% and 67.2% for the 1996 and 1995 nine-month periods, respectively. Because most of the Company's interest expense is borne in the United States at the parent company level, the Company had substantial taxable income in foreign and state jurisdictions. Taxes due to foreign authorities were not offset by U.S. federal income tax benefits.

NOTE 7--ENVIRONMENTAL MATTERS

  In connection with the reorganization of the old Interlake, Inc. (now Acme Steel Company ("Acme")) in 1986, the Company, then newly-formed, indemnified Acme against certain environmental liabilities relating to properties which had been shut down or disposed of by Acme's iron and steel division prior to the 1986 reorganization. As of September 29, 1996, the Company's reserves for environmental liabilities totaled $3.5 million, most of which relates to the Acme indemnification.

                           THE INTERLAKE CORPORATION

  Based on its current estimate of its potential environmental liabilities, including all contingent liabilities, individually and in the aggregate, asserted and unasserted, the Company believes that, subject to the uncertainty with respect to the Duluth Site discussed below, the costs of environmental matters have been fully provided for or are unlikely to have a material adverse effect on the Company's business, future results of operations, liquidity or financial condition. In arriving at its current estimate of its potential environmental liabilities, the Company has relied upon the estimates and analysis of its environmental consultants and legal advisors, as well as its own evaluation, and has considered: the probable scope and cost of investigations and remediations for which the Company expects to have liability; the likelihood of the Company being found liable for the claims asserted or threatened against it; and the risk of other responsible parties not being able to meet their obligations with respect to clean-ups. The Company's estimate has not been discounted to reflect the time-value of money, although a significant delay in implementation of certain of the remedies thought to be probable could result in cost estimates increasing due to inflation.

  In estimating its potential environmental liabilities, the Company has not taken into consideration any recoveries or potential recoveries from insurance companies, although in May 1994, the Company instituted an action seeking a declaratory judgment against and recoveries from insurers under policies covering nearly 30 years. The parties are in discovery and trial is tentatively set for April 1997. In the third quarter of 1996, the Company entered into a settlement agreement with respect to one of the defendant insurers, and is presently in settlement discussions with several others.

  The Company's current estimates of its potential environmental liabilities are subject to considerable uncertainty due to continuing uncertainty surrounding one of the sites for which the Company is responsible pursuant to its indemnity of Acme--namely, the Superfund site on the St. Louis River in Duluth, Minnesota (the "Duluth Site"). These uncertainties relate to both the clean-up of certain contaminated soils at the site, as well as the remediation of certain underwater sediments. In the light of these uncertainties, the Company's estimates could be subject to change in the future.

  With respect to the contaminated soils, the Minnesota Pollution Control Agency ("MPCA") on September 27, 1995, issued a Record of Decision selecting a remedy consistent with the anticipated industrial development of the site. The Company has contracted for, and commenced the implementation of, the portions of the selected soils remedy for which it is responsible. Based on estimates of consultants and work to date, the Company expects the cost of such implementation to be between $3 million and $5 million, a portion of which has been incurred. The Company expects the soils remediation to be substantially completed by the end of 1996.

  With respect to the underwater sediments, the MPCA has requested the Company to undertake an investigation and to evaluate remedial alternatives. The Company's consultants have substantially completed their initial investigation. Based on this investigation, the Company is beginning to review possible remedial alternatives for the underwater sediments with the MPCA and other interested parties. The Company believes that, until this review is completed, any estimate of remediating the underwater sediments will not be meaningful. The Company also continues to believe that the range of reasonable remedial alternatives for the underwater sediments includes that of taking no action, thereby avoiding the disruption of the natural remediation of the underwater sediments which has been underway for over 30 years. Thus, the Company believes the minimum of the range of costs of remedial alternatives to be zero, and to date has made provision for only the investigation, and not for the clean-up, of underwater sediments. If ultimately a clean-up is determined to be appropriate, the range of costs would likely be dependent in part upon whether the remedy selected called for treating contamination in place, which might cost several millions of dollars, or provided for removal and treatment of contaminated sediments, which could cost tens of millions of dollars.

  In March 1996, the citizens' board of the MPCA named the successors to certain coal tar processors at the Duluth Site (the "tar companies") as additional responsible parties for a portion of the underwater sediments

                           THE INTERLAKE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

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

NOTE 8--COMMITMENTS AND CONTINGENCIES

  The Company is engaged in certain routine litigation arising in the ordinary course of business. Based upon its evaluation of available information, management does not believe that any such matters are likely, individually or in the aggregate, to have a material adverse effect upon the Company's business future, results of operations, liquidity or consolidated financial condition.

  On July 9, 1990, the City of Toledo, Ohio (the "City"), brought an action in federal district court (the "Court") in Toledo against the Company, Acme Steel Company ("Acme" or the "old Interlake" and, together with the Company, the "Interlake defendants"), Beazer Materials and Services, Inc., succeeded by Beazer East, Inc. ("Beazer") and Toledo Coke Corporation ("Toledo Coke") in connection with the alleged contamination of a 1.7 acre parcel of land the City had purchased from Toledo Coke for purposes of widening a road. Pursuant to a memorandum of understanding dated September 30, 1996, among Beazer, the City, and the Toledo-Lucas County Port Authority (the "Port Authority"), setting forth certain obligations of Beazer, the City and the Port Authority for the completion and funding of the road widening project and related environmental work, the City, Beazer and the Interlake defendants entered into a settlement agreement pursuant to which the City released the Interlake defendants and Beazer from, and agreed to dismiss with prejudice, all claims in the Primary Action. On October 10, 1996, the Court entered a consent order dismissing with prejudice all claims in the Primary Action. The Court did not dismiss pending cross-claims between Beazer and the Interlake defendants. In November 1995 the Court granted the Interlake defendants' motion for summary judgement seeking indemnification by Beazer for the liabilities alleged by the City and related costs and expenses. Beazer has appealed the indemnification ruling. The appeal has been fully briefed and oral argument took place before the United States 6th Circuit Court of Appeals on October 10, 1996.

  On March 10, 1995, SC Holdings, Inc., a subsidiary of Waste Management International Plc ("SC Holdings"), filed a complaint in federal district court in Trenton, New Jersey, against Hoeganaes Corporation, an Interlake subsidiary, and numerous other defendants, seeking to recover amounts expended or to be expended in the remediation of the Cinnaminson Groundwater Contamination Site in Burlington County, New Jersey. SC Holdings claims to have spent approximately $10 million in investigation and remediation, and purportedly estimates the total costs of investigation and remediation to be approximately $60 million. The site is a broadly-defined Superfund site which encompasses a landfill formerly operated by SC Holdings and may also include the groundwater under Hoeganaes' Riverton, New Jersey, facility. Hoeganaes may have shipped certain materials to the landfill. SC Holdings alleges that Hoeganaes has liability as both an owner/operator and a generator. In November 1995, the named defendants filed a complaint against numerous third-party defendants, bringing the total number of defendants in the matter to approximately 100. The parties to the litigation are presently engaged in a court-supervised non-binding allocation process which is presently expected to last until mid-1997. The Company believes it has meritorious defenses to both of the alleged bases of liability.

NOTE 9--EXTRAORDINARY ITEM

  During the second quarter of 1995, the Company issued $100.0 million of 12% Senior Notes due in 2001, the proceeds of which were used to retire a portion of the Company's bank debt. Debt issuance costs of $3.4 million associated with the retired debt were written off and shown as an extraordinary item.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  (The following comments reflect the sale of the Company's packaging businesses to Samuel Manu-Tech Inc. on October 4, 1996, subsequent to the end of the third quarter, as described below and in Notes 2 and 3 of Notes to Consolidated Financial Statements. Results of all periods presented have been recast to reflect the packaging businesses as discontinued operations.)

RESULTS OF OPERATIONS

 Third Quarter 1996 Compared with Third Quarter 1995

  Net sales of continuing operations of $174.0 million in the quarter ended September 29, 1996 compared with net sales of continuing operations of $175.9 million in the prior year period. Sales in the Engineered Materials segment for the third quarter increased 6% to $64.1 million, due to higher sales at both Special Materials and Aerospace Components. Sales in the Handling segment for the third quarter declined 5% to $109.9 million, due mainly to lower sales in North America. Operating profit from continuing operations increased 8% to $14.4 million from $13.3 million in 1995. Operating profit in the 1996 quarter benefited from the Company's action to eliminate postretirement medical and life insurance benefits for certain active domestic employees, which resulted in a one-time cash payment of $.4 million and a favorable expense adjustment of $1.2 million.

  Net income of $2.2 million, or $.07 per share, for the 1996 quarter compared with net income of $.3 million, or $.01 per share, for the third quarter of 1995. These amounts include income from discontinued operations of $1.8 million, or $.06 per share, in the 1996 period, compared with income from discontinued operations of $.5 million, or $.02 per share, in 1995. Results of the discontinued operations for the third quarter included $.7 million from the elimination of retiree life and medical benefits for certain active domestic employees.

 Segment Results

  The Company's businesses are organized into two segments: Engineered Materials and Handling. Businesses in Engineered Materials are Special Materials (ferrous metal powders) and Aerospace Components (precision aerospace component fabrication and aviation repair). As a result of the sale of Packaging, the Handling/Packaging Systems segment has been renamed Handling. Businesses in Handling are U.S. and international material handling operations.

                                                THIRD QUARTER SEGMENT RESULTS
                                               --------------------------------
                                                 NET SALES   OPERATING PROFIT
                                               ------------- ------------------
                                                1996   1995    1996      1995
                                               ------ ------ --------  --------
                                                        (IN MILLIONS)
      Engineered Materials
        Special Materials..................... $ 43.7 $ 41.4
        Aerospace Components..................   20.4   19.2
                                               ------ ------
                                                 64.1   60.6 $    9.1  $    9.6
      Handling................................  109.9  115.3      5.5       4.2
                                               ------ ------
      Corporate Items.........................                    (.2)      (.5)
                                                             --------  --------
      Consolidated Totals..................... $174.0 $175.9 $   14.4  $   13.3
                                               ====== ====== ========  ========

 Engineered Materials

  Sales in the Engineered Materials segment for the third quarter increased 6% to $64.1 million due to higher sales at both Special Materials and Aerospace Components. Special Materials' metal powder sales increased 6% compared with the same period last year, reflecting higher volume. Profit increased 1% for the quarter, as the benefit from additional sales was partially offset by higher operating costs.

  Aerospace Components' third quarter sales increased 6% compared with the 1995 period, due to increased shipments of fabricated components and improved repair volume. Profit for the quarter declined 8%, due to higher maintenance and repair expenses and a less favorable product mix in aviation repair.

  Order backlogs in this segment were $158.0 million at the end of the quarter, down from $160.9 million at the end of the third quarter of 1995. Special Materials' backlog was down 28%, due to lower order rates and customer inventory reduction efforts. Aerospace Components' backlog increased 8%, reaching its highest level since 1989.

 Handling

  Sales in the Handling segment (at comparable exchange rates) declined 4% compared with the 1995 period. Sales increased 12% in the Asia Pacific region and were slightly higher in Europe, while North American sales were down 13%. Handling's profit increased 28% (at comparable exchange rates) compared with the third quarter of 1995, which included a one-time provision of $2.5 million related to reducing fixed costs in Europe. Excluding this expense, profit for the 1996 period declined 12%. North American profit declined 14%, as lower steel and operating costs and the retired life and medical adjustment partially offset the impact of lower sales. Excluding the 1995 provision discussed above, Handling's European profit was level with the prior year, as lower margins in the U.K. offset improvements in Germany and Belgium.

  Order backlogs in this segment were $95.9 million at the end of the third quarter, up from $81.2 million at the end of the third quarter of 1995 (at comparable exchange rates), reflecting significantly stronger order intake at the North American Handling operation.

 Nine Months 1996 Compared with Nine Months 1995

  For the first nine months of 1996, net sales of continuing operations declined 1% to $513.9 million from $517.0 million. However, 1995 was a 40-week period and 1996 was a 39-week period; also, changes in exchange rates decreased sales by $3.6 million compared with 1995. Operating profit declined 2% to $41.4 million from $42.2 million a year earlier. Selling, general and administrative expenses were 14.7% of sales for the first nine months of 1996, compared with 15.0% of sales for the 1995 period.

  The Company performed a review of postretirement medical and life claims cost experience in the second quarter of 1996. Based on favorable claims experience the Company changed the assumptions used in calculating the liability for these benefits, resulting in a favorable expense adjustment to income from continuing operations of $1.3 million in the second quarter. In addition to the postretirement life and medical assumption changes, results for the first nine months of 1996 included a $1.6 million benefit ($.05 per share) from the cumulative effect of a change in accounting for postretirement life and medical benefits calculated under FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in respect of continuing operations.

  Net income of $6.1 million, or $.19 per share, compared with a net loss for the 1995 period of $2.0 million, or $.07 per share. These amounts include income from discontinued operations of $4.3 million, or $.13 per share, in the 1996 period, compared with income from discontinued operations of $2.1 million, or $.07 per share, in 1995. Results for the discontinued operations for the first nine months of 1996 included a $1.1 million benefit from the elimination of retiree life and medical benefits for certain active domestic employees and related assumption and accounting changes. Net income for the first nine months of 1995 was reduced by a $3.4 million ($.11 per share) extraordinary item which was recorded in the second quarter of 1995 to write off deferred debt issuance costs related to the early retirement of a portion of the Company's bank debt.

                                                        NINE MONTH SEGMENT
                                                              RESULTS
                                                     --------------------------
                                                                    OPERATING
                                                       NET SALES     PROFIT
                                                     ------------- ------------
                                                      1996   1995  1996   1995
                                                     ------ ------ -----  -----
                                                           (IN MILLIONS)
      Engineered Materials
        Special Materials..........................  $130.8 $134.8
        Aerospace Components.......................    62.5   53.1
                                                     ------ ------
                                                      193.3  187.9 $28.9  $30.2
      Handling.....................................   320.6  329.1  13.7   13.5
                                                     ------ ------
      Corporate Items..............................                 (1.2)  (1.5)
                                                                   -----  -----
      Consolidated Totals..........................  $513.9 $517.0 $41.4  $42.2
                                                     ====== ====== =====  =====

 Engineered Materials

  For the first nine months of 1996, sales were up 3% from 1995, and profit decreased 5%. Special Materials' sales declined 3% and profit declined 11%, due to lower production volume and higher expenses. Aerospace Components' sales increased 18% and profit increased 49% due to higher volumes and improved manufacturing performance.

 Handling

  For the first nine months of 1996, Handling sales (at comparable exchange rates) declined 1% compared with the 1995 period and profit was up 2%. Excluding the 1995 provision, profit declined 10% due to lower prices in Europe and North America, somewhat offset by selling and administrative expense savings in Europe resulting from the cost reduction actions taken in the third quarter of 1995.

FINANCIAL CONDITION

  The Company's total debt at the end of the third quarter was $449.3 million, up $5.7 million from year-end 1995. Cash totaled $27.0 million at the end of the quarter, compared with $41.6 million at the end of 1995, reflecting increased working capital requirements and capital expenditures. Capital expenditures of $7.7 million during the quarter brought the year-to-date total to $17.8 million, compared with $12.7 million for the first nine months of 1995.

  Under its bank credit agreement, as of September 29, 1996, the Company had available revolving facilities of up to an additional $29.2 million over its then outstanding revolving indebtedness which, together with cash resources, the Company believes provided it with adequate liquidity. The subsequent event (see below) enhanced liquidity and reduced the Company's total debt.

SUBSEQUENT EVENT

  On October 4, 1996, the Company sold its packaging businesses to Samuel Manu-Tech Inc. of Etobicoke, Ontario, Canada. The gain of approximately $40.0 million on this sale will be recorded in the fourth quarter of 1996. The Company anticipates using the proceeds from the sale to reduce its long-term debt and to invest in its other businesses. The consolidated financial statements of the Company have been restated to report separately the net assets and operating results of the packaging businesses as discontinued operations.

                          PART II.--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business. None of these proceedings is material within the meaning of regulations of the Securities and Exchange Commission.

  The Company is a party in certain litigation and a proceeding before a governmental agency which relate to the contamination of the environment. These matters are described in Note 7 and Note 8 of Notes to Consolidated Financial Statements included herein. Reference is also made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Part I, Item 3--Legal Proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

 Exhibit 4.1  Tenth Amendment, dated as of September 25, 1996, to the Amended and Restated Credit Agreement
 Exhibit 10.1 U.S. Asset Purchase Agreement, dated October 1, 1996, between
              Interlake Packaging Corporation and Samuel Strapping Systems
              (Tennessee), Inc.
 Exhibit 10.2 Canadian Stock Purchase Agreement, dated September 30, 1996, between Interlake Packaging Corporation, The Interlake Companies,
              Inc. and Samuel Manu-Tech Inc.
 Exhibit 10.3 U.K. Stock Purchase Agreement, dated October 1, 1996, between The
              Interlake Companies, Inc., Samuel Strapping Systems (U.K.)
              Limited, The Interlake Corporation and Samuel Manu-Tech Inc.
 Exhibit 27.1 Financial Data Schedules, for the year ended December 25, 1994 and the quarters ended April 2, 1995, July 2, 1995 and October 1,
              1995
 Exhibit 27.2 Financial Data Schedules, for the year ended December 31, 1995 and the quarters ended March 31, 1996, June 30, 1996 and
              September 29, 1996

  (b) REPORTS ON FORM 8-K

  Current Report on Form 8-K dated October 2, 1996, reporting that the Company had signed a definitive agreement for the sale of its packaging businesses to Samuel Manu-Tech Inc.

  Current Report on Form 8-K dated October 4, 1996, reporting that the Company had completed the sale of its packaging businesses

  Current Report on Form 8-K, including Unaudited Pro Forma Condensed Consolidated Statements of Income for the six months ended June 30, 1996 and the year ended December 31, 1995, and Unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30, 1996, and notes thereto, dated October 21, 1996

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          The Interlake Corporation

                                                 /s/ Stephen Gregory
                                          -------------------------------------
                                                     Stephen Gregory
                                                 Vice President--Finance
                                               and Chief Financial Officer

October 24, 1996