Form 10-K
period 1996-12-29
INTERLAKE CORP
filed 1997-03-18
CIK 790929

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                     FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended December 29, 1996      Commission file number 1-9149

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

                                  (630) 852-8800
               (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

Aggregate market value of common stock, $1.00 par value, held by non-affiliates as of February 14, 1997: $83,363,962

As of February 14, 1997, 23,151,792 shares of the Registrant's common stock were outstanding.

                        Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Part III.

                             THE INTERLAKE CORPORATION
                           Form 10-K Annual Report 1996
                                 Table of Contents



PART I                                                               Page
         Item 1.  Business                                              3
         Item 2.  Properties                                            8
         Item 3.  Legal Proceedings                                     8
         Item 4.  Submission of Matters to a Vote of Security Holders   8

PART II
         Item 5.  Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                   9
         Item 6.  Selected Financial Data                              10
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  11
         Item 8.  Financial Statements and Supplementary Data          17
         Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure               42

PART III
         Item 10. Directors and Executive Officers of the Registrant   43
         Item 11. Executive Compensation                               45
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                       45
         Item 13. Certain Relationships and Related Transactions       45

PART IV
         Item 14. Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                          46

Signatures                                                             52

FORWARD LOOKING STATEMENTS
This Form 10-K contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs and future financial performance and assumptions underlying the foregoing relating to the adequacy of the Company's future liquidity, the consequences of a possible sale of the Company's Handling businesses, expected capital expenditures for environmental compliance and the cost of implementing environmental remedial activities, and availability of substitute supplies of raw materials. Actual results or outcomes could differ materially from those discussed in the particular forward looking statement based on a number of factors, including (i) the Company's future operating results and its ability to satisfy covenants under its bank credit agreement,
(ii) the ability of the Company to effect the sale of the Handling businesses on acceptable terms, (iii) government actions or initiatives with respect to environmental matters either generally or with respect to specific instances involving the Company, and (iv) the inability of the Company to obtain adequate quantities of raw materials from its existing suppliers or to obtain such materials from alternative sources.

                                      PART I

As used herein, the term "Company" means The Interlake Corporation and its subsidiaries. The terms "Interlake" and "Registrant" mean The Interlake Corporation, the parent company.

ITEM 1--BUSINESS
GENERAL
The Company is a multinational corporation engaged in the design, manufacture and sale or distribution of products in the automotive, materials handling, and aerospace industries. In 1996, the Company sold its packaging businesses as discussed in Note 2 of Notes to Consolidated Financial Statements. The Company's operations are divided into two segments: Engineered Materials and Handling. During the first quarter of 1997, the Company announced that it is exploring the possible sale of the Handling businesses. (See Management's Discussion and Analysis of Financial Condition and Results--Liquidity and Capital Resources.) For certain information regarding these segments, including information regarding geographic regions, see Note 7 of Notes to Consolidated Financial Statements.

ENGINEERED MATERIALS
The Engineered Materials segment includes Special Materials, which produces ferrous metal powders used to manufacture precision parts, and Aerospace Components, which manufactures precision jet engine components and repairs jet engine fan blades. The two units which comprise Engineered Materials generally use proprietary and patented processes to produce high quality metal powders or components.

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

Suppliers to the automotive industry constitute the largest market for Hoeganaes' products. Average usage of ferrous metal powder per vehicle in North America has increased from 18 pounds in 1986 to 30 pounds in 1996 due to new applications (for example, anti-lock brakes, connecting rods and bearing end caps) as well as increased demand for four wheel drive vehicles in the light truck category (including sport utility vehicles and minivans), which use greater amounts of ferrous metal powder per vehicle.

Strategy--Hoeganaes' status as the North American market leader is based on its broad product range and new product development coupled with cost-efficient manufacturing processes producing a high quality metal powder. Hoeganaes' strategy is to commercially develop new powder metal products, manufacturing processes and applications, thereby promoting the increased use of powder metallurgy generally and establishing Hoeganaes as the sole source for its proprietary products. This strategy is based on the Company's ongoing research and development efforts, whereby Hoeganaes application specialists work closely with customers to advance the performance characteristics achievable through powder metallurgy.

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

Customers--Although more than 50% of Hoeganaes' product shipments are ultimately used in automobiles and other light vehicles, Hoeganaes' customers generally are not the auto manufacturers, but rather intermediary parts fabricators. In recent years, there has been increasing consolidation among the powder metal parts manufacturers; however, no single customer accounted for more than 2% of the Company's net sales in 1996. Sales are made by Hoeganaes' direct sales force.

Products--The Company believes that Hoeganaes currently has the broadest product line of all ferrous metal powder producers. It is also a leader in the research and development of advanced proprietary powders and processes. Hoeganaes' patented ANCORBOND(R) and ANCORDENSE(R) blend technologies, for example, allow the formulation of press-ready mixes that result in more consistent metallurgical properties in finished parts with increased part strength and density while also increasing press productivity for parts fabricators.

To achieve specific performance objectives, powder metal parts producers require steel powder mixed with various alloying constituents such as copper, nickel, molybdenum or graphite plus other additives. In addition to producing conventional mixes, Hoeganaes offers customers the unique advantages of ANCORBOND premixes produced with a proprietary mixing process. With ANCORBOND premixes, additives are bonded directly to the steel particles, resulting in more consistent metallurgical properties and improved manufacturing productivity. The ANCORDENSE process uses heat throughout the part-forming operation. The combination of special, bonded premixed powders and warm compaction enables fabricators to produce parts with properties that previously could be obtained only through more expensive processes. The first commercial part using the ANCORDENSE process was produced in 1995 and the number of applications using the process has increased.

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

Strategy--Responding to the decline of the defense industry, Chem-tronics' strategy during the 1990s has been to diversify and realign its fabrication business by reducing dependence on a declining military business through expansion of the commercial and space segments. Commercial and space programs have substantially offset declining military business and represented 70% of Chem-tronics' sales in 1996, up from 22% in 1986. At the end of 1996, Chem-tronics had a backlog of nearly $130 million of fabrication orders, including significant multi-year agreements with Rolls-Royce, Pratt & Whitney, General Electric and Allison.

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

Production Processes--The primary processes used in the fabrication business are chemical milling, welding, forming, machining, non-destructive testing and inspection. Chem-tronics uses a patented Unistructure technology, a chemical milling process which produces integral rib and skin structures that are both stiff and lightweight. Unistructure components have significant cost and performance advantages over parts produced using other fabrication methods.

Repair--In addition to its fabrication business, Chem-tronics provides comprehensive repair services for jet engine fan and compressor blades, discs and combustion liners. Repair services are sold directly and through sales agents. Repair customers include major domestic and international airlines, all major jet engine manufacturers and engine overhaul centers.

HANDLING
General--The Handling segment is comprised of the Company's domestic and international Handling units. Handling designs, manufactures and sells storage rack, shelving, conveyors and related order fulfillment equipment for use in warehouses, distribution centers, retail stores and for other storage applications. Handling also supplies equipment for retail display and office interiors.

The Company believes Handling is the world's largest manufacturer of storage rack, with the largest market share in the U.S., the U.K., Belgium and Australia and a significant market share in Germany. Its customers are primarily engaged in the retailing and wholesaling of food and consumer durables and non-durables and industrial products. Handling's rack systems are used in warehouse and distribution applications ranging from simple pallet storage to sophisticated warehouse systems and warehouse-type retail store environments.

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

Strategy--Handling's strategy is to enhance its position of market leadership by continuously improving product quality, manufacturing efficiency and customer service and support, while exploiting opportunities for geographic and new product growth. Sales have increased each year in the rapidly growing Asian marketplace from sales offices in China, Malaysia, Indonesia and Singapore and a Company owned distributor in Hong Kong. Sales offices have been opened in the Czech Republic and Hungary to continue development of the emerging eastern European market, and in South Africa.

Products--Handling's primary product is storage rack which is used for storing unit loads in distribution centers, warehouse facilities, retail stores and factories. Storage rack can be assembled in a variety of configurations depending on individual customer needs. Handling offers a broad range of products, including products that allow for FIFO and LIFO storage and retrieval, for the storage of bulky, awkwardly shaped items (lumber, carpet rolls, furniture, etc.) and for the storage and retrieval of very heavy items.

Handling also sells conveyors and conveyor systems which range from simple gravity conveyors to complex belt and chain powered conveyors. In Europe and Australia, Handling manufactures and sells angle and shelving and office storage equipment and, in Europe, partitioning for offices.

Product Development, Design and Manufacturing--In addition to competing on the basis of cost and quality, Handling utilizes proprietary software, computer aided design applications and its in-house structural engineering staff to design the optimal solution for each customer's storage requirements. Extensive technical training for its sales staff and for third-party distributors enables Handling to be responsive to customer needs. Handling's design software is also used to generate detailed bills of material which automatically specify the size, type and quantity of all components to be used in the project, streamlining the selling, design and manufacturing process.

Handling's facilities generally purchase steel coils and then form, assemble and paint the product for various storage applications. Steel comprises approximately 60% to 70% of production cost. Handling believes it is a low cost producer. Continuing emphasis is placed on overhead and manufacturing cost control and the efficient utilization of raw materials.

Sales and Distribution--The Company believes that Handling's domestic and international direct sales force and extensive distributor network give it a significant competitive advantage. Domestically, Handling is represented by a network of over 150 distributors and a direct sales force. In the U.K., Handling utilizes an independent distributor network, wholly-owned distribution centers and a direct sales force, while in Germany, Handling conducts its sales efforts through a direct sales force and wholly-owned distribution centers. Handling believes that its direct sales force allows it to satisfy the complex needs of large customers and applications, while its extensive distributor network allows it to reach smaller, geographically distant customers. Sales coverage in the Asian marketplace has been strengthened over the past several years by purchasing a distributor in Hong Kong and by establishing sales offices in China, Malaysia, Indonesia and Singapore. Sales offices in the Czech Republic, Hungary and South Africa will provide coverage for those important markets. In Europe and Asia Pacific, Handling operates under the Dexion name, which is well recognized in those markets and the Company believes it provides Handling with certain marketing advantages.

CUSTOMERS; ORDER BACKLOGS

Engineered Materials--Sales to General Electric, Rolls-Royce and Pratt & Whitney accounted for approximately 52% of Aerospace Components' sales, equivalent to 17% of Engineered Materials' sales and 6% of total Company sales in 1996. The Company is a supplier to these companies and has no other significant relationship with them. Sales to these companies are made pursuant to purchase orders.

At December 29, 1996 and December 31, 1995, the backlog of orders for Engineered Materials was $166.1 million and $142.7 million, respectively. Special Materials' backlog, which is generally short-term in nature, was down 10%. Aerospace Components' backlog increased 27%. All orders for Engineered Materials at December 29, 1996 were believed to be firm, but approximately 30% of these orders are subject to renegotiation. Approximately 72% of these orders are expected to be delivered during 1997.

Handling--Handling's products are sold to a substantial number of retail and industrial customers. Sales to three large retailers represented 12% of segment sales and 7% of total Company sales in 1996. The backlog of orders for this segment at December 29, 1996 was $87.1 million compared with $84.2 million at December 31, 1995 (in each case applying foreign exchange rates at December 29, 1996). All orders at December 29, 1996 were believed to be firm and are expected to be filled during 1997.

COMPETITION
Competition is vigorous in both of the Company's business segments. Factors normally affecting competitive conditions are product quality, technological development, price and service. The Company competes with a variety of other entities in each of its businesses.

RESEARCH AND DEVELOPMENT
Research activities are directed toward developing primary products and processes. Expenditures on research activities by business segment were as follows:
                                                 1996          1995       1994
                                                         (in millions)

         Engineered Materials. . . . . . . .     $2.2          $2.1       $2.1
         Handling. . . . . . . . . . . . . .      1.6           1.0        1.1
              Total. . . . . . . . . . . . .     $3.8          $3.1       $3.2

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

ENVIRONMENTAL MATTERS
The Company's operations are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances. As a result, the Company is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. In addition, the Company's future capital and operating expenditures will continue to be influenced by environmental laws and regulations; however, the Company does not believe these expenditures are likely to have a material adverse effect on its earnings or its ability to compete with other companies. In 1996, capital expenditures for environmental compliance were $.9 million and the Company estimates that environmental capital spending for 1997 will be $1.2 million. (See Management's Discussion and Analysis of Financial Condition and Results of Operations Nonoperating Items, and Notes 16 and 17 of Notes to Consolidated Financial Statements.)

EMPLOYEES
At December 29, 1996 the Company employed a total of 3,839 persons, consisting of 1,523 salaried and 2,316 hourly employees. Of the hourly employees, 52% are represented by unions, with no single union representing a significant number of the hourly employees. One labor contract covering approximately 15% of hourly employees will expire in June 1997.

RAW MATERIALS
The Company's principal raw materials are steel and steel scrap which are purchased in the open market where no shortages are anticipated. The Company also purchases large extruded metal shapes and milled products that are available from a limited number of suppliers and high purity iron ore imported from limited foreign sources. The Company believes these sources are adequate to provide for the current and future needs of each of the Company's segments and believes that, if necessary, adequate substitute supplies and suppliers could be obtained without any material adverse effect on the Company's operations or operating results. The Company's conclusions as to availability and impact are based upon the Company's general knowledge of the markets for its raw materials, and its use of alternative sources from time to time.


ITEM 2--PROPERTIES
The following are the principal properties of the Company, listed by business unit:

                                                                                       Usable Space
  Business Unit                      Function                              Owned/Leased    (Square Feet)
ENGINEERED MATERIALS
Hoeganaes
  Riverton, NJ             Manufacture iron and steel metal powder             Owned          542,000
  Gallatin, TN             Manufacture steel metal powder                      Owned          200,000
  Milton, PA               Bonding and blending metal powder, warehouse        Owned          102,000

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

HANDLING
Handling North America
  Pontiac, IL              Manufacture storage rack                            Owned          400,000*
  Sumter, SC               Manufacture storage rack                            Owned          250,000*
  Lodi, CA                 Manufacture storage rack                            Owned          125,000*
  Shepherdsville, KY       Manufacture conveyors                               Owned          106,000*
Handling Europe
  Hemel Hempstead, U.K.    Manufacture storage rack, slotted               Building owned     283,000
                             angle, shelving and partitioning              on leased land
                           Warehouse                                           Leased          95,000
  Laubach, Germany         Manufacture storage rack, slotted angle,            Owned          335,000
                             shelving, and partitioning and conveyors
  Gainsborough, U.K.       Manufacture conveyors                           Building owned      94,000
                                                                           on leased land
  Nivelles, Belgium        Manufacture storage rack and slotted                Owned          101,000
                             angle
  Halle, Germany           Manufacture steelwork and conveyors                 Owned           90,000
  Kilnhurst, U.K.          Manufacture storage rack                            Owned           89,000*
Handling Asia Pacific
  Blacktown, Australia     Manufacture storage rack, slotted angle,            Owned          135,000*
                             shelving and conveyors
  Wacol, Australia         Manufacture shelving and wire products              Owned           30,000*

The properties marked with an asterisk (*) are subject to mortgages pursuant to the Company's bank credit agreement. In addition to the facilities described above, the Company owns and leases various warehouses and sales and administrative facilities. The Company believes that its manufacturing facilities are properly maintained and that production capacity is adequate to meet the requirements of the Company.

ITEM 3--LEGAL PROCEEDINGS
The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business. None of these proceedings is material within the meaning of regulations of the Securities and Exchange Commission. In addition, the Company is involved in certain legal proceedings described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 16 and 17 of Notes to Consolidated Financial Statements.

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

Interlake has not paid a dividend or made a distribution with respect to its common stock since the third quarter of 1989. Restrictions under Interlake's bank credit agreement and the indentures relating to its Senior Subordinated Debentures and Senior Notes (see Note 11 of Notes to Consolidated Financial Statements) will prevent it from paying any cash dividends in 1997 or in the foreseeable future.

On December 29, 1996, there were approximately 6,595 holders of record of Interlake's common stock. High and low sales prices of Interlake's common stock as reported on the NYSE composite ticker tape during each of the eight calendar quarters during the period ending on December 31, 1996 were:

                                            1996                     1995

                                           Price                    Price

                                      High       Low           High       Low
Calendar Quarter Ended
   March 31. . . . . . . . . .       $2-1/2    $1-3/4         $2-3/8    $1-3/4
   June 30 . . . . . . . . . .        3-5/8     1-7/8          3-1/4     2-1/4
   September 30. . . . . . . .        4-1/2     2-3/4          3-1/4     2-1/8
   December 31 . . . . . . . .        4-1/4     3              2-1/2     1-5/8


ITEM 6--SELECTED FINANCIAL DATA
(in thousands except per share data)
(references to Notes are references to Notes to Consolidated Financial
Statements)

On October 4, 1996, the Company sold its packaging businesses, as discussed in
Note 2. The following selected statement of operations data has been restated to reflect separately the operating results and gain on the sale of the packaging businesses as discontinued operations. Net income (loss) includes discontinued operations. The following selected balance sheet data was not restated.

                                               1996            1995            1994            1993            1992
For the Year

Net sales from continuing operations         $709,585        $689,913        $622,400        $559,192        $585,270
Income (loss) from continuing operations
   before extraordinary loss and
   accounting change                         $  7,525        $    993        $(23,251)(1)    $(27,390)(2)(3) $(15,983)(3)

Net income (loss)                            $ 55,244(4)     $    765(4)     $(40,751)(1)    $(25,962)(2)(5) $(27,698)(4)(5)

Income (loss) from continuing operations
   before extraordinary loss and
   accounting change per common share        $    .24        $    .03        $  (1.06)(1)    $  (1.24)(2)(3) $   (.96)(3)

Net income (loss) per common share           $   1.74(4)     $    .03(4)     $  (1.85)(1)    $  (1.18)(2)(5) $  (1.67)(4)(5)

Average number of shares outstanding           31,670          30,520          22,027          22,027          16,574

At Year End

Working capital
     --cash and cash equivalents             $ 70,228        $ 41,562        $ 39,708        $ 31,934        $ 38,640
     --other working capital                   42,733          58,209          27,911          41,935          54,149
     --total working capital                  112,961          99,771          67,619          73,869          92,789

Total assets                                 $457,723        $459,802        $444,953        $464,160        $511,292

Long-term debt, including current maturities  398,819         443,615         442,451         443,135         450,801

Convertible Exchangeable Preferred Stock       39,155          39,155          39,155          39,155          39,155

Common stockholders' equity (deficit)        (228,134)       (291,677)       (296,435)       (259,767)       (232,718)

(1) includes a charge for goodwill write-down of $13,202 in continuing operations and $20,972 in discontinued operations (see Note 3)
(2)  includes nonoperating charges for environmental matters of $4,750
(3)  includes restructuring charges of $5,216 in 1993  and $2,523 in 1992
(4) includes extraordinary losses on early extinguishment of debt of $267 in 1996 and $3,448 in 1995 (see Note 6) and $7,567 in 1992 and cumulative effect of changes in accounting principles of $1,876 in 1996 (see Note 5) and $6,141 in 1992
(5)  includes restructuring charges of $5,611 in 1993 and $2,523 in 1992

1995 was a 53-week year while all other periods were 52-week years

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (dollars in millions except per share data)
       (references to Notes are references to Notes to Consolidated Financial Statements)

On October 4, 1996, the Company sold its packaging businesses, as discussed in "Discontinued Operations" and in Note 2. The consolidated statement of operations of the Company has been restated to report separately the operating results and the gain on the sale of the packaging businesses as discontinued operations. The consolidated balance sheet and cash flow statement were not restated. The Company's continuing operations are divided into two segments:
Engineered Materials and Handling. For certain information regarding these segments and geographic regions, see Note 7.

Results of Operations
Net sales from continuing operations were $709.6, $689.9 and $622.4, respectively, in 1996, 1995 and 1994. Net sales in the Engineered Materials segment were up $9.1 in 1996. Sales in the Aerospace Components business increased $11.6 as shipment levels increased on several key engine programs, while sales of metal powders by the Special Materials business posted a small decline. Handling sales were up $10.6 in 1996, as North American and Asia Pacific sales again reached record levels. In 1995, in the Engineered Materials segment, strong North American auto and light truck production led to a $21.8 increase in sales of metal powders, while sales of the Aerospace Components business increased by $10.2 as several newer engine programs reached the production stage. Handling sales were up $35.5 in 1995, primarily as a result of strong demand in the U.S. and Asia Pacific markets. In 1995, the weakening of the U.S. dollar against most foreign currencies added $14.2 to sales from continuing operations compared with 1994. The years 1996 and 1994 were 52-week periods, while 1995 was a 53-week period.

Operating profit was $63.7, $57.6 and $33.1, respectively, in 1996, 1995 and 1994. In 1996, operating profit benefitted from the adoption of a fair value approach with respect to accounting for the Company's Employee Stock Ownership Plan ("ESOP"), as discussed in Note 4, along with changes in the assumptions used in calculating the Company's liability for postretirement medical and life insurance benefits and the elimination of such benefits for certain active domestic employees, as discussed in Note 10. The combined effect of these changes was a favorable adjustment to operating profit of $5.3. In 1995, a one-time provision of $2.6 was incurred to reduce fixed costs at the European Handling business. In 1994, a charge of $13.2 was taken to write down goodwill of continuing operations, as discussed in "Long-Lived Assets" and in Note 3. Excluding the favorable adjustments to income in 1996, the 1995 charge to reduce fixed costs, and the goodwill charge in 1994, operating profit was $58.4, $60.2 and $46.3 in 1996, 1995 and 1994, respectively.

Operating profit in 1996 benefitted from improved results in Aerospace Components and the North American Handling operation, offset in part by reduced earnings in Special Materials and the Handling operations in Europe and Asia Pacific. Operating profit in 1995 benefitted from increased volumes at nearly all businesses and improved selling prices in the North American Handling business.

From 1994 to 1996, Special Materials' shipments of metal powders grew by 5%, as increased usage of metal powders in automotive and nonautomotive applications offset the impact of a small reduction in North American automobile and truck production from peak 1994 levels. At Aerospace Components, commercial, military and space fabrication sales in 1996 continued to increase, growing by $17.1 since 1994. Repair sales increased $4.7 in 1996 compared with 1994, reflecting a resurgence in demand from the airline industry. In Handling, 1996 sales were ahead of 1995 and 1994 in North American and Asia Pacific markets, but were lower in Europe where the economic environment continued to be soft.

Cost of sales as a percentage of sales was 77% in both 1996 and 1995, and 78% in 1994. As a percentage of sales, selling and administrative expenses were 14% in 1996 and 15% in 1995 and 1994.

The following business segment commentary reflects the 1994 goodwill write-down. However, the discussion of individual business unit results is presented before this charge, before allocation of general corporate expenses, and before the $2.6 favorable ESOP adjustment (see Note 4). See Note 7 for further information on business segments.

Net Sales and Operating Profit by Business Segment
(in millions)

                                 Net Sales                Operating Profit
                            1996     1995     1994      1996     1995     1994
Engineered Materials
 Special Materials         $173.2   $175.7   $153.9
 Aerospace Components        84.3     72.7     62.5
                            257.5    248.4    216.4    $ 40.5   $ 38.3   $ 31.0

 Goodwill Write-Down                                      ---      ---    (13.2)
                            257.5    248.4    216.4      40.5     38.3     17.8

Handling                    452.1    441.5    406.0      24.8     21.3     17.5

Corporate Items                                          (1.6)    (2.0)    (2.2)

Total Net Sales            $709.6   $689.9   $622.4

Total Operating Profit                                 $ 63.7   $ 57.6   $ 33.1

Engineered Materials
Engineered Materials includes Special Materials (metal powders for manufacturing precision parts) and Aerospace Components (precision machined structures, complex fabrications and jet engine component repairs).

Sales increased 4% in 1996 in the Engineered Materials segment. North American automobile and light truck production remained essentially level in 1996 compared with 1995. Special Materials' shipments decreased 3% from 1995, due to competitive pressures in non-proprietary powders and the disruption of powder metal usage by several strikes in the automotive industry. Aerospace Components' sales were up 16%, with increased fabrication shipments on several newer commercial, military and space programs and higher sales on certain repair programs.

Aerospace Components' defense-related business represented approximately 30%, 32% and 33% of its sales in 1996, 1995 and 1994, respectively. Defense-related sales as a percentage of the Company's consolidated sales were approximately 4% in 1996 and 3% in each of 1995 and 1994. Facing the slowdown in military procurement in the early 1990s, the fabrication business of Aerospace Components executed a strategy of increasing its penetration of the commercial and space sectors, while continuing to secure new military business. The business developed expertise in fabrication of the very large components used on new high-thrust commercial jet engines and on space applications. Sales to the commercial and space sectors more than doubled from 1990 to 1996. Repair sales increased 21% in 1996. The increased volume of business reflected higher utilization rates of certain aircraft engines, along with several programs to perform blade modifications recommended by engine manufacturers.

Operating profit for the Engineered Materials segment increased 6% in 1996 over 1995. Special Materials' operating profit declined 6%, as lower production volume and higher expenses were only partially offset by higher selling prices and the favorable effects of the postretirement medical and life adjustments described in Note 10. At Aerospace Components, operating profit was up 48% in 1996. Higher volume and increased manufacturing efficiency on several newer fabrication programs, along with operational improvements in the repair business, all contributed to the earnings improvement.

Sales increased 15% in 1995 in the Engineered Materials segment, reflecting a second successive year of record shipments of metal powders. Special Materials' shipments were up 8% from 1994, driven by increased penetration by powder metallurgy in automotive and nonautomotive applications. Aerospace Components' sales were up 16%, with increased fabrication shipments on several newer commercial and military programs and higher sales on several repair programs. Operating profit for the segment increased 24% in 1995, excluding the impact of a special charge in 1994. Including the effect of the 1994 goodwill write-down, as discussed in "Long-Lived Assets" and in Note 3, operating profit increased by $20.5. Special Materials' operating profit was up 16%, reflecting the record volume. In the Aerospace Components business, higher volume and improved manufacturing efficiency led to a 10% increase in operating profit in 1995, despite a $1.1 one-time gain in 1994 from settlement of a real estate matter. (See "Nonoperating Items".)

The Engineered Materials segment's order backlog at year-end 1996 was $166.1, up from $142.7 at the end of 1995. Special Materials' backlog, which is generally short-term in nature, was down 10% from 1995. Increased orders on several commercial programs resulted in a 27% increase in backlog at Aerospace Components at year-end 1996, to the highest level since 1989.

Handling
Total segment sales in 1996 were up 3% from 1995, at comparable exchange rates. Demand for material handling products in North America continued to be strong after a substantial improvement in 1995, but pricing pressure held sales growth to 2% in 1996. A 15% increase in 1996 sales in Asia Pacific reflected opportunities presented by the withdrawal of a conveyor competitor, expanded Pacific Rim activity and favorable exchange rates in relation to the U.S. dollar, which offset the impact of a slowdown in the Australian economy. European Handling sales were essentially level, as increased U.K. sales were offset by lower sales in Germany and unfavorable exchange rate changes.

Segment operating profit increased 17% in 1996. The third quarter of 1995 included a one-time provision of $2.6 related to reducing fixed costs in the U.K. and Germany. Excluding this provision, operating profit was up 4% from the prior year, as higher volume, lower steel costs, lower expenses in Europe, and the effects of the postretirement medical and life benefits and ESOP adjustments were partially offset by lower prices. North American Handling profit was up 19%, driven by lower steel costs and additional volume. Excluding the impact of the 1995 provision to reduce fixed costs, operating profit for the European Handling business declined 12% in 1996, as the competitive pricing environment offset the benefits of lower steel costs and expense savings. The benefit from additional sales at Handling Asia Pacific was absorbed by a less favorable mix, the unfavorable impact of a strong Australian currency in the Pacific Rim, higher manufacturing costs and increased selling and administrative expenses.
As a result, earnings declined by 29% in 1996.

Total Handling sales in 1995 were 9% higher than in 1994, with both North American and Asia Pacific businesses achieving record sales for a second successive year. Strong demand for material handling products in the U.S. led to then-record volumes and higher pricing, and generated a 6% increase in sales. Higher Australian and Pacific Rim demand led to a 14% increase in Asia Pacific sales. A 10% increase in European Handling sales reflected favorable exchange rates and increased sales of conveyors and interiors products.

In 1995, Handling operating profit was up 22%. North American Handling profit was up 37% reflecting then-record volume and improved pricing, partially offset by a 5% increase in steel costs. The then-record volume at Handling Asia Pacific contributed to a 28% increase in operating profit in that business. Operating profit for the European Handling business was down 17%, as higher selling prices did not cover increased steel costs and the $2.6 provision incurred in connection with the reduction of fixed costs in the U.K. and Germany.

Handling ended 1996 with an order backlog of $87.1, up from $84.2 at the end of 1995 (at comparable exchange rates), due mainly to strong order intake at Asia Pacific.

Long-Lived Assets
In 1994, the Company concluded that, in the light of its highly leveraged capital structure, a preferable accounting policy for analyzing the valuation of long-lived assets would be to reflect its cost of capital in computing the present value of the expected cash flows of its businesses. Applying this policy to all of its long-lived assets, the Company determined that with respect to its Aerospace Components and its since-disposed of newspaper-related Packaging businesses, in the light of the significant deterioration in business climates in the aerospace and newspaper industries over the preceding years, the values of the discounted cash flows were insufficient to recover the carrying value of the long-lived assets. Therefore, the goodwill component of those assets was deemed to be impaired. As a result, a charge of $34.2 was taken, $13.2 in continuing operations for the write-down of goodwill established in connection with the acquisition of the Aerospace Components business and $21.0 in discontinued operations for the write-down of goodwill in connection with the newspaper-related Packaging businesses. In 1996, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This change in accounting policy did not require an adjustment to income. (See Note 3.)

Interest Expense
The Company has a highly leveraged capital structure with substantial net interest expense of $45.9, $45.7 and $44.7 in 1996, 1995 and 1994, respectively, after allocation of interest to discontinued operations based on an assumed debt paydown of $75.6. Increased expense in 1995 reflected the effect of replacement of a portion of the Company s bank debt with senior notes bearing higher interest rates, as well as higher rates on the remaining bank debt.

Nonoperating Items
The Company has certain income and expenses that are not related to its ongoing operations. Ongoing postretirement expenses attributable to disposed or previously-discontinued operations are reported as nonoperating items. In 1996, nonoperating items benefitted from a change in the assumptions used in calculating the Company's liability for postretirement medical and life insurance benefits for the former employees of disposed or previously-discontinued operations. The effect of this change resulted in a favorable adjustment to nonoperating income of $1.3. In 1994, nonoperating income included a $1.1 one-time gain for settlement of a real estate matter with a local transportation authority at Aerospace Components.

The Company has been identified as a potentially responsible party in connection with the investigation and remediation of a Superfund site in Duluth, Minnesota. Based on the Company's current estimates of its potential liabilities related to the site, the Company believes that this matter is unlikely to have a material adverse effect on the Company's liquidity or consolidated financial condition. However, the Company's current estimate of its potential environmental liabilities is subject to considerable uncertainty related to the possible remediation of certain underwater sediments at the site. (See Note 16.)

The Company is a claimant in an action in federal district court in Toledo, Ohio, in which it seeks indemnification from Beazer East, Inc. under the terms of a 1978 sale agreement. The action concerns response costs incurred or to be incurred in the future by the City of Toledo in connection with the alleged contamination of a 1.7 acre parcel of land owned by the City that formerly was the site of a coke plant and related by-products facilities. (See Note 17.)

The Company's Hoeganaes Corporation subsidiary is a defendant in an action in federal district court in Trenton, New Jersey, brought by SC Holdings, Inc., a subsidiary of Waste Management International Plc. The plaintiff seeks to recover amounts expended or to be expended in investigation and remediation of the Cinnaminson Groundwater Contamination Site in Burlington County, New Jersey, which encompasses a landfill formerly operated by the plaintiff and may also include the groundwater under a Hoeganaes facility. SC Holdings alleges that Hoeganaes has liability both as an owner/operator and as a generator. The Company believes that Hoeganaes has meritorious defenses against both alleged bases of liability. (See Note 17.)

In May 1994, the Company instituted an action seeking a declaratory judgment against and recoveries from insurers in connection with environmental claims under policies covering nearly 30 years.

Provision for Income Taxes
In 1996, 1995 and 1994, high levels of interest expense and differences in the timing of income and expense recognition for financial reporting and income tax purposes resulted in losses from continuing operations for U.S. federal income tax purposes. Since most of the interest expense is borne in the United States at the parent company level, throughout each period the Company had taxable income in foreign and state jurisdictions despite the high levels of consolidated interest expense. For each period presented, the Company also provided for additional amounts related to open federal tax return years 1982 through 1990. The write-down of goodwill in 1994 did not result in a deduction
allowable for tax purposes.   In 1996, taxes of $17.5 were recognized in respect
of the gain on the sale of the packaging businesses, and were reported as a component of income from discontinued operations. (See Note 2.)

The Company's U.S. federal income tax returns for the years 1988 through 1990 are in the process of examination. Resolution of tax years 1982-1984 is pending at the U.S. Tax Court following receipt of a statutory notice of deficiency for $17.0 plus interest and penalties. Resolution of tax years 1985-1987 is pending at the Appeals Division of the Internal Revenue Service. The Company believes that adequate provision has been made for possible assessments of additional taxes.

Discontinued Operations
On October 4, 1996, the Company sold its packaging businesses to Samuel Manu-
Tech Inc., of Etobicoke, Ontario, Canada, for $104.4.   The consolidated
financial statements of the Company have been restated to report separately the operating results and the gain on the sale of the packaging businesses as discontinued operations. In 1996, income from discontinued operations of $46.4 ($1.46 per share) consisted of a gain of $42.1 net of income taxes on the sale, $4.0 income from operations and $.3 cumulative effect of a change in accounting principle. Income from operations for the packaging businesses in 1996 included a benefit of $.9 from changes in the assumptions used in calculating the Company's liability for postretirement medical and life insurance benefits and the elimination of such benefits for certain active domestic employees. (See Notes 2 and 10.)

Extraordinary Loss
During the fourth quarter of 1996, the Company repurchased in the open market $5.0 of its Senior Subordinated Debentures, at a premium of $.2. In addition, debt issuance costs of $.1 associated with the repurchased debentures were written off. The total of these amounts was shown as an extraordinary item.

During the second quarter of 1995, the Company issued $100.0 of Senior Notes due 2001 and completed a substantial amendment to the Company's senior bank credit agreement. The proceeds were used to retire a portion of the Company's bank debt. Debt issuance costs of $3.4 associated with the retired debt were written off, without any currently usable tax benefit in 1995, and shown as an extraordinary item. (See Notes 6 and 11.)

Cumulative Effect of Accounting Change
In 1996, the Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its postretirement benefits to amortize them over a five-year period. This change has been accounted for as a change in accounting principle, the cumulative effect of which was recorded as of the beginning of the year. As a result, net income for 1996 was increased by $1.6 in respect of continuing operations and $.3 in respect of discontinued operations. (See Note 5.)

Liquidity and Capital Resources
The Company's total debt at year-end 1996 was $398.8, down $44.8 from year-end 1995. Cash totaled $70.2 at the end of the year, up $28.7 from year-end 1995. In early 1997, the Company purchased $14.5 of its Senior Notes in the open market. During 1997, the Company has debt amortization requirements of $3.8. Current levels of performance, if maintained throughout the year, will provide the Company with leeway under its bank credit agreement covenants. The Company believes that it will have adequate liquidity to meet its debt service and operating requirements in 1997 based on expected operating cash flow and the availability of additional revolver borrowings under the Company s bank credit agreement. (See Note 11.)

In 1999, the Company has debt amortization requirements of $62.4, which it does not expect to be able to meet from operating cash flow. The Company continues to evaluate alternative actions to repay or refinance some or all of its long-term debt obligations. A component of the Company's refinancing strategy could be the divestiture of operating units. Consistent with this possibility, the Company announced in the first quarter of 1997 that it is exploring the possible sale of the businesses that comprise its Handling segment. Any divestiture of the Handling businesses would likely result in a reduction in net income, with a corresponding impact on the Company's debt ratios, in the short term; however, the Company believes that a sale of Handling at an appropriate price would enable the Company to concentrate its resources on its businesses in the Engineered Materials segment, would provide the Company with greater flexibility in its efforts to improve the Company's capital structure and would allow the reduction of corporate costs. The Company has not reached any agreements or understandings with respect to any sale, and there is no assurance that it will do so.

Cash Flow (see Consolidated Statement of Cash Flows)
Cash outflow used by operating activities was $2.6 in 1996, while cash inflows provided by operating activities were $23.9 and $23.2 in 1995 and 1994, respectively. Strong fourth quarter operating activity in the Handling businesses and the ramp-up of engine programs in Aerospace Components contributed to increased working capital requirements of $23.1 in 1996, compared with $3.6 in 1995 and $6.5 in 1994. In 1996, other operating adjustments included payment of certain tax liabilities that had been classified as long term, while in 1994, other operating adjustments reflected the movement of certain expected tax liabilities from current to long term. Cash flow was not affected by either the favorable adjustments to 1996 earnings in respect of postretirement medical and life insurance benefits and the accounting for the ESOP, or the $34.2 goodwill charges in 1994.

The cash inflow provided by investing activities in 1996 was $77.5, including $102.4 proceeds on the sale of the packaging businesses. Cash outflows used by investing activities were $20.2 and $14.6 respectively, in 1995 and 1994. Capital expenditures for expansion projects totaled $8.5, $2.9 and $4.1, respectively, in 1996, 1995 and 1994. Expansion spending in 1996 included the addition of an annealing furnace to expand capacity at the Special Materials operation, and equipment and facilities to accommodate fabrication of new engine programs at the Aerospace Components operation. Expansion spending in 1995 included milling and machining equipment for the Aerospace Components operation, while spending in 1994 included the completion of two annealing furnaces to expand capacity at the Special Materials operation. Management believes that capital expenditures have been adequate to properly maintain the Company's businesses and provide for anticipated growth opportunities. The Company expects that 1997 capital spending will be approximately $28.0.

Cash outflows used by financing activities were $46.9, $1.2 and $.6 in 1996, 1995 and 1994, respectively. In the fourth quarter of 1996, following the sale of its packaging businesses, the Company repaid $46.0 in bank debt and purchased in the open market $5.0 of its Senior Subordinated Debentures.

Foreign Operations
The Company does business in a number of foreign countries, mainly through its Handling segment. The results of these operations are initially measured in local currencies, principally in British pounds, Australian dollars and German marks, and then translated into U.S. dollars at applicable exchange rates. The reported results of these operations are sensitive to changes in applicable foreign exchange rates that could have a material effect on the Company's results of operations. During 1996, the dollar was generally stronger against most currencies, which had an unfavorable impact of $3.0 on sales from continuing operations, while in 1995, the dollar was weaker against most currencies, which had a favorable impact on sales of $14.2. The impact of changes in foreign exchange rates on operating profit was insignificant.
(For additional information about the Company's operations by geographic area, see Note 7.)

Effects of Inflation
The impact of inflation on the Company in recent years has not been material, and it is not expected to have a significant effect in the foreseeable future.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL
                              STATEMENT SCHEDULES



                                                                           Page
                                                                          Number
Consolidated Financial Statements:
   Report of Independent Accountants                                        18

   Consolidated Statement of Operations for the Years Ended
   December 29, 1996, December 31, 1995 and December 25, 1994               19

   Consolidated Balance Sheet at December 29, 1996 and December 31, 1995    20

   Consolidated Statement of Cash Flows for the Years Ended
   December 29, 1996, December 31, 1995 and December 25, 1994               21

   Consolidated Statement of Stockholders' Equity (Deficit) for the
   Years Ended December 29, 1996, December 31, 1995 and December 25, 1994   22

   Notes to Consolidated Financial Statements                               23

Supplementary Data (unaudited):
   Quarterly Results (Note 18 of Notes to Consolidated Financial
   Statements)                                                              41

Financial Statement Schedules:
   Schedule VIII     Valuation and Qualifying Accounts                      51


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Interlake Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Interlake Corporation and its subsidiaries at December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 5 and 3 to the consolidated financial statements, the Company changed its method of amortizing postretirement benefit gains and losses in 1996 and its method for evaluating the recoverability of goodwill and other long-lived assets in 1994.

/s/ Price Waterhouse LLP

Chicago, Illinois
January 22, 1997

The Interlake Corporation
Consolidated Statement of Operations
For the Years Ended December 29, 1996,
 December 31, 1995 and December 25, 1994
(in thousands except per share data)

                                                                     1996          1995          1994
                                                                  (52 weeks)    (53 weeks)    (52 weeks)
Net Sales from Continuing Operations                               $709,585      $689,913      $622,400
Cost of Products Sold                                               546,151       530,465       482,558
Selling and Administrative Expense                                   99,739       101,844        93,517
Goodwill Write-down (See Note 3)                                        ---           ---        13,202
Operating Profit                                                     63,695        57,604        33,123

Interest Expense                                                     48,297        47,486        46,126
Interest Income                                                      (2,413)       (1,780)       (1,369)
Nonoperating (Income) Expense                                        (2,088)       (1,043)         (621)

Income (Loss) from Continuing Operations Before Taxes,
  Minority Interest, Extraordinary Loss and Accounting Change        19,899        12,941       (11,013)
Provision for Income Taxes (See Note 8)                               8,481         7,415         8,103

Income (Loss) from Continuing Operations Before Minority
  Interest, Extraordinary Loss and Accounting Change                 11,418         5,526       (19,116)
Minority Interest in Net Income of Subsidiaries                       3,893         4,533         4,135

Income (Loss)  from Continuing Operations Before
  Extraordinary Loss and Accounting Change                            7,525           993       (23,251)
Income from Discontinued Operations, Net of Applicable
  Income Taxes (See Note 2)                                          46,376         3,220       (17,500)
Extraordinary Loss on Early Extinguishments of Debt,
   Net of Applicable Income Taxes (See Note 6)                         (267)       (3,448)          ---
Cumulative Effect of Change in Accounting Principle (See Note 5)      1,610           ---           ---

Net Income (Loss)                                                  $ 55,244      $    765      $(40,751)
Income (Loss) Per Share of Common Stock:
  Income (Loss) from Continuing Operations Before
    Extraordinary Loss and Accounting Change                       $    .24      $    .03      $  (1.06)
  Discontinued Operations                                              1.46           .11          (.79)
  Extraordinary Loss                                                   (.01)         (.11)          ---
  Cumulative Effect of Accounting Change                                .05           ---           ---

  Net Income (Loss)                                                $   1.74      $    .03      $  (1.85)

Average Shares Outstanding                                           31,670        30,520        22,027


(See notes to consolidated financial statements)

The Interlake Corporation
Consolidated Balance Sheet
December 29, 1996 and  December 31, 1995
(Dollars in thousands)
                                                                        1996          1995
Assets
Current Assets:
 Cash and cash equivalents                                           $ 70,228      $ 41,562
 Receivables, less allowances of $2,037 in 1996
   and $3,425 in 1995                                                 128,990       132,331
 Inventories                                                           59,986        78,730
 Other current assets                                                  12,893        15,100
   Total Current Assets                                               272,097       267,723

Other Assets                                                           40,527        43,269

Property, Plant and Equipment, net                                    145,099       148,810

    Total Assets                                                     $457,723      $459,802
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
 Accounts payable                                                    $ 65,366      $ 75,266
 Accrued liabilities                                                   33,921        47,464
 Interest payable                                                      10,824        11,150
 Accrued salaries and wages                                            15,675        15,648
 Income taxes payable                                                  29,591        14,665
 Debt due within one year (See Note 11)                                 3,759         3,759
     Total Current Liabilities                                        159,136       167,952
Long-Term Debt (See Note 11)                                          395,060       439,856
Other Long-Term Liabilities                                            72,691        87,362
Deferred Tax Liabilities (See Note 8)                                   9,346         9,307
Commitments and Contingencies (See Note 17)
Minority Interest                                                      10,469         7,847
Preferred Stock 2,000,000 shares authorized
 Convertible Exchangeable Preferred Stock Redeemable,
   par value $1 per share, issued 40,000 shares  (liquidation value
   $59,626 at December 29,1996 and $54,602 at
   December 31, 1995) (See Note 12)                                    39,155        39,155
Stockholders' Equity (Deficit): (See Note 13)
 Common stock, par value $1 per share, authorized
   100,000,000 shares, issued 23,228,695 in 1996 and 1995              23,229        23,229
 Additional paid-in capital                                             3,741        13,504
 Cost of common stock held in treasury (115,696 shares in
    1996 and 412,500 shares in 1995)                                   (2,700)       (9,625)
 Retained earnings (Accumulated deficit)                             (237,955)     (293,201)
 Unearned compensation                                                 (5,102)       (8,950)
 Accumulated foreign currency translation adjustments                  (9,347)      (16,634)
     Total Stockholders' Equity (Deficit)                            (228,134)     (291,677)
        Total Liabilities and Stockholders' Equity (Deficit)         $457,723      $459,802


(See notes to consolidated financial statements)

The Interlake Corporation
Consolidated Statement of Cash Flows
For the Years Ended December 29, 1996,
 December 31, 1995 and December 25, 1994
(in thousands)

                                                     1996          1995          1994
                                                  (52 weeks)    (53 weeks)    (52 weeks)
Cash Flows from (for) Operating Activities:
 Net income (loss)                                $  55,244     $     765     $ (40,751)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    (Gain) on divestiture                           (42,105)          ---           ---
    Goodwill write-down                                 ---           ---        34,174
    Depreciation and amortization                    19,955        20,298        23,102
    Extraordinary item                                  267         3,448           ---
    Accounting change                                (1,876)          ---           ---
    Other operating adjustments                     (11,009)        2,982        13,172
    (Increase) Decrease in working capital:
     Accounts receivable                            (18,497)         (993)      (18,754)
     Inventories                                     (2,119)       (3,837)        5,880
     Other current assets                            (1,805)       (1,762)        3,249
     Accounts payable                                 5,758         2,040         9,897
     Other accrued liabilities                      (12,570)       (3,717)          758
     Income taxes payable                             6,131         4,660        (7,560)
         Total Working Capital Change               (23,102)       (3,609)       (6,530)
Net Cash Provided (Used) by Operating Activities     (2,626)       23,884        23,167
Cash Flows from (for) Investing Activities:
 Capital expenditures                               (25,279)      (21,299)      (15,485)
 Proceeds from disposal of PP&E                         257           329           477
 Acquisitions                                          (310)          ---          (746)
 Divestitures                                       102,402           ---           ---
 Other investment flows                                 455           762         1,137
Net Cash Provided (Used) by Investing Activities     77,525       (20,208)      (14,617)
Cash Flows from (for) Financing Activities:
 Proceeds from issuance of long-term debt             9,000       110,127        10,656
 Retirements of long-term debt                      (55,217)     (108,624)      (11,970)
 Debt issuance costs                                    ---        (4,773)       (1,264)
 Debt retirement costs                                 (175)          ---           ---
 Other financing flows                                 (514)        2,111         1,982

Net Cash Provided (Used) by Financing Activities    (46,906)       (1,159)         (596)
Effect of Exchange Rate Changes on Cash                 673          (663)         (180)
Increase in Cash and Cash Equivalents                28,666         1,854         7,774
Cash and Cash Equivalents, Beginning of Year         41,562        39,708        31,934
Cash and Cash Equivalents, End of Year             $ 70,228      $ 41,562      $ 39,708

(See notes to consolidated financial statements)

The Interlake Corporation
Consolidated Statement of Stockholders' Equity (Deficit)
For the Years Ended December 29, 1996,
 December 31, 1995 and December 25, 1994
(in thousands)


                                     Common Stock         Common Stock        Retained     Unearned     Foreign
                                 and Paid-In Capital     Held in Treasury     Earnings     Compen-      Currency
                                 Shares      Amount     Shares      Amount    (Deficit)    sation       Translation     Total
Balance December 26, 1993        23,229      $53,477    (1,202)   $(28,047)   $(253,215)   $(11,279)    $(20,703)    $(259,767)
Net income (loss)                                                               (40,751)                               (40,751)
Stock incentive plans (See Note 14)                                                              15                         15
ESOP transactions (See Note 13)                                                               1,206                      1,206
Translation gain                                                                                           2,862         2,862

Balance December 25, 1994        23,229       53,477    (1,202)    (28,047)    (293,966)    (10,058)     (17,841)     (296,435)
Net income                                                                          765                                    765
Stock incentive plans (See Note 14)          (16,744)      789      18,422                   (1,004)                       674
ESOP transactions (See Note 13)                                                               2,112                      2,112
Translation gain                                                                                           1,207         1,207

Balance December 31, 1995        23,229       36,733      (413)     (9,625)    (293,201)     (8,950)     (16,634)     (291,677)
Net income                                                                       55,244                                 55,244
Stock incentive plans (See Note 14)           (6,258)      297       6,925            2         337                      1,006
ESOP transactions (See Notes 4 & 13)          (3,505)                                         3,511                          6
Sale of packaging businesses                                                                               8,476         8,476
Translation loss                                                                                          (1,189)       (1,189)

Balance December 29, 1996        23,229      $26,970      (116)    $(2,700)   $(237,955)    $(5,102)     $(9,347)    $(228,134)




















(See notes to consolidated financial statements)


The Interlake Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 29, 1996, December 31, 1995 and December 25, 1994 (All dollar amounts in thousands except where indicated)


NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation--The consolidated financial statements include the accounts of all majority-owned domestic and foreign subsidiaries. All significant intercompany transactions are eliminated. The consolidated statement of operations of the Company has been restated to report separately the operating results and the gain on the sale of the packaging businesses as discontinued operations. The consolidated balance sheet and cash flow statement were not restated.

Cash Equivalents--The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents and reports the earnings from these instruments as interest income.

Revenue--Recognition Revenue from sales is generally recognized when product is shipped, except on long-term contracts in the Handling segment, where revenue is accounted for principally by the percentage-of-completion method.

Deferred Charges--The Aerospace Components unit periodically enters into long-term agreements with customers on major programs where tooling and other development costs are capitalized as Other Assets. These assets are then amortized during the production stage by the units-of-production method.

Inventories--Inventories are stated at the lower of cost or market value. Inventories valued on the LIFO method represent approximately 38% and 32% of consolidated inventories and 55% and 55% of domestic inventories at December 29, 1996 and December 31, 1995, respectively. The current cost of these inventories exceeded their valuation determined on a LIFO basis by $12,946 at December 29, 1996 and by $14,381 at December 31, 1995.

Inventories by category at December 29, 1996 and December 31, 1995 were:

                                                  1996          1995
          Raw materials                         $15,212       $16,247
          Semi-finished and finished products    37,842        55,140
          Supplies                                6,932         7,343

                                                $59,986       $78,730

Leases--The Company frequently enters into operating leases in the normal course of business. Amounts due under noncancellable operating leases in the next five fiscal years are as follows:

            1997      1998      1999      2000      2001
          $4,852    $4,391    $4,222    $4,131    $4,041

Rent expense charged to operating profit of continuing operations was $10,120, $9,957, and $9,921 in 1996, 1995 and 1994, respectively.

Property, Plant and Equipment and Depreciation--Plant and equipment are depreciated principally on a straight-line method over the estimated useful lives of the assets. Depreciation for income tax purposes is computed by use of accelerated methods.

Expenditures for renewals and betterments which extend the originally estimated useful life of an asset or materially increase its productivity are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or disposal of property, plant and equipment, the asset cost and related accumulated depreciation are removed from the accounts, and any gain or loss on the disposal is generally credited or charged to nonoperating income. Property, plant and equipment by category at December 29, 1996 and December 31, 1995 were:

                                               1996            1995
          At Cost:
            Land                            $  6,052        $  7,122
            Buildings                         71,147          77,878
            Equipment                        302,968         308,282
            Construction in progress           7,379           8,843
                                             387,546         402,125
            Depreciation                    (242,447)       (253,315)

                                            $145,099        $148,810

Goodwill--Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized on a straight-line method over periods not exceeding thirty years. The Company carries its goodwill assets at their purchase prices, less amortized amounts, but subject to periodic review for impairment. In 1994, the Company changed its accounting policy for valuation of its long-lived assets, primarily goodwill, to reflect its cost of capital in calculating the present value of the projected future cash flows expected to be generated over the lives of those assets. Under this policy, projections of cash flows for individual business units were discounted at the approximate incremental cost of borrowing for the Company. This discounted amount was compared to the carrying value of the long-lived assets to determine if their value was impaired (see Note 3).

The Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996. This change in accounting policy did not require an adjustment to income.

Foreign Currency Translation--The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each fiscal year end. Results of operations are translated at the average rates of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustments account in stockholders' equity (deficit).

Foreign Exchange Contracts--The Company periodically enters into foreign exchange contracts to hedge specific inventory purchases and other transactions denominated in foreign currencies. At December 29, 1996, the Company had outstanding currency contracts to exchange $3.0 million for 20.6 million Swedish kroner and to exchange .2 million pounds sterling for $.3 million. The Company's exposure to loss in the event of nonperformance by the other parties to these contracts is limited to the effect of the currency fluctuations related to the amounts to be exchanged; however, the Company does not anticipate nonperformance by the counterparties.

Research and Development Expenses--Research and development expenditures for Company sponsored projects are expensed as incurred. Research and development expenses included in selling and administrative expenses of continuing operations were $2,200, $2,151, and $2,107 for the Engineered Materials segment in 1996, 1995, and 1994, respectively, and $1,573, $986, and $1,105 for the
Handling segment in 1996, 1995, and 1994, respectively.

Computation of Common Share Data--The weighted average number of common shares outstanding used to compute income (loss) per common share for the 1996, 1995 and 1994 periods was 31,670,000, 30,520,000 and 22,027,000 for the 1996, 1995
and 1994 periods, respectively. (The weighted average shares outstanding excludes 7,692,000 shares in the 1994 period related to the convertible preferred stock because treatment of the preferred stock as if converted would have had an anti-dilutive effect.)

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

Accounting for Stock-Based Compensation-- In October of 1995, the Financial Accounting Standards Board issued FAS No. 123, "Accounting for Stock-Based Compensation." The statement, effective for fiscal year 1996, establishes a fair value based method of accounting for employee stock-based compensation plans and encourages adoption of that method. FAS 123 permits an entity to continue to apply the provision of Accounting Principles Board Opinion Number 25 (APB 25), "Accounting for Stock Issued to Employees", provided certain pro forma disclosures are made. The Company continues to use the accounting prescribed under APB 25. See Note 14 for additional pro forma disclosures.

NOTE 2 - Discontinued Operations

On October 4, 1996, the Company sold its packaging businesses ("Packaging") to Samuel Manu-Tech Inc. ("SMT") of Etobicoke, Ontario, Canada, or entities controlled by SMT, for an aggregate net cash purchase price, before taxes and other expenses, of $104,402, subject to potential adjustments. The purchase price was based upon a multiple of operating earnings, and was agreed to after arms length negotiations between the parties and approved by their respective boards of directors. The transaction included the sale in the United States of substantially all of the assets of Interlake Packaging Corporation ("Interlake Packaging") to Samuel Strapping Systems (Tennessee), Inc. ("Samuel Tennessee"), and the assumption by Samuel Tennessee of substantially all of the liabilities of Interlake Packaging; the sale in Canada by Interlake Packaging and The Interlake Companies, Inc. ("Interlake Companies") to SMT of all of the outstanding shares of Acme Strapping Inc.; and the sale in England by Interlake Companies of all of the outstanding shares of Precis (935) Limited to Samuel Strapping Systems (U.K) Limited.

The consolidated statement of operations of the Company has been restated to report separately the operating results and the gain on the sale of Packaging as discontinued operations. Summary results of discontinued operations were as follows:

                                              1996       1995       1994
  Net Sales                                 $105,287   $141,374   $130,339

  Earnings Before Interest and Taxes(1)     $ 12,087   $ 13,995   $ 11,934
  Goodwill Write-down                            ---        ---    (20,972)
  Net Interest Expense(2)                     (4,833)    (6,834)    (5,483)
  Provision for Income Taxes                  (3,249)    (3,941)    (2,785)
  Gain on Disposal, Net of Income Taxes
  of $17,513(3)                               42,105        ---        ---
  Cumulative Effect of Accounting Change         266        ---       (194)

  Income (Loss) from Discontinued
  Operations                                $ 46,376   $  3,220   $(17,500)

  (1) The liquidation of LIFO inventories benefited pre-tax income from discontinued operations in 1995 by $786 and $752 in 1994.
  (2) Interest expense was allocated to discontinued operations based on an assumed $75,604 reduction in long-term debt.
  (3) Includes the write-off of $8,476 of deferred foreign exchange losses related to the packaging businesses that were previously a component of accumulated foreign currency translation adjustments.


NOTE 3 - Goodwill Write-down

In 1994, the Company concluded that, in the light of its highly leveraged capital structure and significant losses, a preferable accounting policy for analyzing the potential impairment of long-lived assets would be to reflect the cost of capital in computing the present value of the expected cash flows of its businesses. In particular, the aerospace industry was suffering the combined impacts of a significant decrease in U.S. military spending in the early 1990s and competitive pricing due to overcapacity in the airline industry, while the newspaper industry was continuing to go through an industry-wide consolidation.

Applying this new policy to all of its long-lived assets the Company determined, with respect to its Aerospace Components and its since-discontinued newspaper-related Packaging businesses, that in the light of the significant deterioration in business climates in the aerospace and newspaper industries over recent years, the values of the discounted cash flows were insufficient to recover the carrying value of the long-lived assets. Therefore, the goodwill included among those assets was deemed to be impaired. As a result, a charge of $13,202 was recorded for the write-down of goodwill established in connection with the acquisition of the Aerospace Components business. A charge of $20,972 was reflected in the loss from discontinued operations to write-off the goodwill related to the acquisition of the newspaper-related Packaging businesses. In 1996, the Company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This change in accounting policy did not require an adjustment to income.

NOTE 4 - Employee Stock Ownership Plan

In 1996, the Company adopted a fair value approach with respect to its accounting for the Interlake Employee Stock Ownership Plan (ESOP) as described in American Institute of Certified Public Accountants' Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans." Previously, ESOP expense was determined using the original purchase price of the ESOP shares ($14.625 per share). Under the new method, ESOP expense is based on the market value of Interlake common stock at the year end multiplied by the number of shares allocated to participants during the year. This change resulted in the Company recording a favorable expense adjustment of $2,635 to income from continuing operations in the fourth quarter of 1996.

NOTE 5 - Cumulative Effect of Change in Accounting Principle

The Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its postretirement benefits to amortize them over a five-year period. The method previously used was to amortize any unrecognized gain or loss in excess of 10% of the APBO amount over 15 years. This change has been accounted for as a change in accounting principle, the cumulative effect of which was recorded as of the beginning of the year. As a result, net income for 1996 was increased by $1,610 in respect of continuing operations and $266 in respect of discontinued operations.

NOTE 6 - Extraordinary Losses

In 1996, the Company repurchased $5,000 of Senior Subordinated Debentures at a premium of $175. In addition, debt issuance costs of $92 related to the repurchased debentures which were originally deferred to be amortized over the original life of the debentures were written off. The total of these amounts, $267 (equivalent to $.01 per share) was reported as an extraordinary loss without any currently usable tax benefit in 1996.

In 1995, the Company completed the sale of $100,000 of Senior Notes in a public offering and entered into a substantial amendment and restatement of its senior bank credit agreement. Proceeds of the Senior Notes were used to repay a portion of its outstanding bank debt. This necessitated the write-off of issuance costs related to the previously outstanding indebtedness which were originally deferred to be amortized over the original life of the indebtedness. This resulted in an extraordinary loss of $3,448 (equivalent to $.11 per share) without any currently usable tax benefit in 1995.

The cash flow impact of the early extinguishment of debt was immaterial. However, debt issuance and related costs in 1995 had a negative cash flow consequence of $4,773 which was deducted in determining cash flows from financing activities in the Consolidated Statement of Cash Flows.

NOTE 7 - Business Segment Information

The Company operates in two segments:

          Engineered Materials includes Special Materials, which produces ferrous metal powder used to manufacture precision parts, and Aerospace Components, which manufactures precision jet engine components and repairs jet engine fan blades.

          Handling comprises the Company's Handling operations, which design, manufacture and sell storage rack, shelving and related equipment primarily for use in warehouses, distribution centers and for other storage applications.

The accompanying tables present financial information by business segment for the years 1996, 1995, and 1994. Operating profit consists of net sales of the segment less all costs and expenses related to the segment. "Corporate Items" includes items which are not related to either of the two business segments. Total assets by business segment consist of those assets used directly in the operations of each segment. Corporate assets consist principally of cash, nonoperating investments and prepaid pension cost, and assets related to discontinued operations.

Information About The Company's Business Segments
                                      Net Sales             Operating Profit (Loss)           Identifiable Assets
                              1996      1995      1994      1996      1995      1994        1996      1995      1994
                                                                 (in millions)
Engineered Materials
 Special Materials           $173.2    $175.7    $153.9
 Aerospace Components          84.3      72.7      62.5
                              257.5     248.4     216.4    $40.5     $38.3    $ 31.0
 Goodwill Write-down                                         ---       ---     (13.2)
                              257.5     248.4     216.4     40.5      38.3      17.8       $189.4    $172.6    $166.6

Handling                      452.1     441.5     406.0     24.8      21.3      17.5        183.9     170.7     162.3

Corporate Items                                             (1.6)     (2.0)     (2.2)        84.4     116.5     116.1

Operating Profit                                            63.7      57.6      33.1
Net Interest Expense                                       (45.9)    (45.7)    (44.7)
Nonoperating Income                                          2.1       1.0       0.6
Consolidated Totals          $709.6    $689.9    $622.4    $19.9    $ 12.9    $(11.0)      $457.7    $459.8    $445.0

Depreciation and Amortization
 Engineered Materials         $10.7     $10.5     $11.7
 Handling                       7.9       7.9       7.8
 Corporate Items                0.1       0.1       0.2
Consolidated Totals           $18.7     $18.5     $19.7

Capital Expenditures
 Engineered Materials         $17.6     $13.0     $ 8.3
 Handling                       6.7       7.0       5.9
 Corporate Items                0.1       ---       0.1
Consolidated Totals           $24.4     $20.0     $14.3


Information About The Company's Operations by Geographic Region

The following table presents information about the Company's operations by geographic area. Transfers between geographic areas, which are all in the Handling segment, are made at prices which approximate the prices of similar items sold to distributors. Operating profit by geographic area is the difference between net sales attributable to the area and all costs and expenses related to that area. Export sales to unaffiliated customers included in North American sales are not material. Sales to domestic and foreign government agencies are not material.

                                    Net Sales                Operating Profit (Loss)          Identifiable Assets

                             1996      1995      1994        1996      1995      1994       1996      1995      1994
                                                                  (in millions)
North America
 Customer Sales             $450.9    $439.3    $396.3
 Inter-geographic              0.7       0.4       0.5
                             451.6     439.7     396.8      $57.6     $51.7    $ 39.5
 Goodwill Write-down                                          ---       ---     (13.2)
                             451.6     439.7     396.8       57.6      51.7      26.3      $249.1    $224.3    $222.1
United Kingdom
 Customer Sales              110.8     104.0     100.7
 Inter-geographic              6.7       4.4       4.4
  Subtotal                   117.5     108.4     105.1        5.9       4.6       6.3        50.7      42.1      40.5

Continental Europe
 Customer Sales               81.5      89.1      75.1
 Inter-geographic              0.6       0.5       0.5
  Subtotal                    82.1      89.6      75.6        1.0       1.5       1.3        40.2      44.8      40.1

Asia Pacific
 Customer Sales               66.4      57.5      50.3
 Inter-geographic              ---       ---       ---
  Subtotal                    66.4      57.5      50.3        0.8       1.8       1.4        33.3      32.1      26.2

Corporate Items/Eliminations  (8.0)     (5.3)     (5.4)      (1.6)     (2.0)     (2.2)       84.4     116.5     116.1

Operating Profit                                             63.7      57.6      33.1
Net Interest Expense                                        (45.9)    (45.7)    (44.7)
Nonoperating Income (Expense)                                 2.1       1.0       0.6
Consolidated Totals         $709.6    $689.9    $622.4      $19.9     $12.9    $(11.0)     $457.7    $459.8    $445.0


NOTE 8 - Income Taxes

Income (loss) before taxes, minority interest, extraordinary items, discontinued operations and accounting changes consisted of:

                                         1996        1995        1994
       Domestic                        $13,185     $ 6,789    $(17,651)
       Foreign                           6,714       6,152       6,638
                                       $19,899     $12,941    $(11,013)

The provisions for taxes on income consisted of:

                                         1996        1995        1994
      Current:
       U.S. Federal                    $ 3,390     $ 2,202     $ 2,667
       State                             2,482       3,379       2,762
       Foreign                           3,276         983          58
       Total                             9,148       6,564       5,487

      Deferred:
       U.S. Federal                        ---         321      (3,493)
       State                               ---         ---         ---
       Foreign                          (1,321)        146       2,345
       Total                            (1,321)        467      (1,148)

      Change in Net Operating Loss Carry-forwards:
       U. S. Federal                       ---         ---       3,172
       Foreign                             654         384         592
       Total                               654         384       3,764

      Tax Provision                    $ 8,481     $ 7,415     $ 8,103

The Company reported consolidated income tax expense for all years presented consisting primarily of current taxes and deferred taxes on income earned in foreign and state jurisdictions.

In 1996, 1995 and 1994, high levels of interest expense and differences in the timing of income and expense recognition for financial reporting and income tax purposes resulted in losses for U.S. federal income tax purposes.

Since most of the interest expense is borne in the United States at the parent company level, throughout each period the Company had taxable income in foreign and state jurisdictions despite the high levels of consolidated interest expense. For each period presented, the Company also provided for additional amounts related to open federal tax return years 1982 through 1990. In 1994, the goodwill write-down did not result in a deduction allowable for tax purposes.

The Company's effective tax rate was 42.6% in 1996 and 57.3% in 1995. An effective tax rate analysis for 1994 would not be meaningful. The table below summarizes the components of the Company s effective tax rates:

                                                   1996       1995

    U.S. statutory rate                            35.0%      35.0%
    State income taxes (net of federal benefit)     8.6       17.9
    Adjustment to prior year accruals               6.0       22.6
    ESOP (See Note 4)                              (2.0)       ---
    Valuation allowance changes                    (7.1)     (16.8)
    Miscellaneous - other                           2.1       (1.4)
                                                   42.6%      57.3%

The U.S. federal tax net operating loss carry-forward was $17,271 at the end of 1996. Of that amount, $5,420 will expire in 2009 and the remainder will expire in 2010. A portion of the U.S. net operating loss carry-forward was utilized to offset the gain on sale of the Company s packaging businesses. The tax effects of the remaining net operating loss carry-forward as well as the net deferred domestic temporary differences were fully reserved in the valuation allowance principally because of uncertainties regarding the availability of domestic taxable income in the future in view of the Company's recent history of domestic tax losses. In addition, there are uncertainties regarding the ultimate resolution of certain tax issues as discussed below.

Actual cash disbursements for income taxes and other tax assessments including amounts from discontinued operations were $12,921, $6,896, and $4,844 in 1996, 1995, and 1994, respectively.

Deferred tax liabilities and assets are comprised of the following:

                                               1996          1995
      Deferred tax liabilities
       Depreciation                          $19,596       $21,208
       Other                                   3,942         3,548
                                             $23,538       $24,756
      Deferred tax assets
       Deferred employee benefits            $16,374       $17,448
       Net operating loss carry-forward        6,286        12,151
       AMT credit carry-forward                3,284         2,016
       Inventory                               2,358         2,854
       Environmental reserves                    975         2,155
       Other                                   5,425         6,107
                                              34,702        42,731
      Valuation allowance                    (14,036)      (21,232)
                                             $20,666       $21,499

As of December 29, 1996, U.S. federal income tax returns for the years 1988 through 1990 were in the process of examination. Resolution of tax years 1982-1984 is pending with the U.S. Tax Court following receipt of a statutory notice for $17,000 plus interest and penalties. Resolution of tax years 1985-1987 is pending with the Appeals Division of the Internal Revenue Service. The Company believes that adequate provision has been made for possible assessments of additional taxes.

No provision has been made for U.S. income taxes on approximately $26,209 of undistributed earnings of foreign subsidiaries, some of which are subject to statutory restrictions on distribution.


NOTE 9 - Pensions

The Company has various defined benefit and defined contribution pension plans which between them cover substantially all employees.

The provision for defined benefit pension costs includes current costs, interest costs, actual return on plan assets, amortization of the unrecognized net asset existing at the date of transition and net unrealized gains and losses.
Benefits are computed based mainly on years of service and compensation during the latter years of employment. Company contributions are determined according to the funding requirements set forth by ERISA and, in the case of foreign plans, local statutory requirements.

Certain of the Company's defined benefit plans relate to foreign locations and are denominated in currencies other than U.S. dollars. All plans use similar economic assumptions. The following table sets forth the funded status of domestic and foreign defined benefit plans and the amounts included in the year-end balance sheet. The 1995 amounts include balances of the since-disposed of packaging businesses.

                                                        1996        1995
   Plan assets at fair value                         $129,528    $146,787
   Actuarial present value of accumulated
   benefit obligation:
     Vested benefits                                  124,691     133,880
     Non-vested benefits                                1,622       1,103
                                                      126,313     134,983
   Effect of assumed future compensation increases     11,708      14,955
   Projected benefit obligation for service to date   138,021     149,938
   Projected benefit obligation in excess of plan
   assets                                              (8,493)     (3,151)
   Items not yet recognized in earnings:
     Unrecognized net asset at December 28, 1986
      (being recognized over 15 years)                  6,666      11,994
     Unrecognized net actuarial gain                  (16,312)    (15,558)
     Unrecognized prior service cost                   (3,564)     (7,236)
                                                      (13,210)    (10,800)

   Prepaid pension assets                            $  4,717    $  7,649

In aggregate, the plans were underfunded by $8,493 at December 29, 1996 and $3,151 at December 31, 1995.

Net pension cost (income) included in income from continuing operations for these plans consists of the following components:

                                                      1996      1995      1994
   Service cost                                     $ 3,385   $ 2,659   $ 2,891
   Interest cost                                      9,490     8,531     8,103
   Actual return on plan assets [(income) loss]     (11,679)  (13,282)   (4,636)
   Net amortization and deferred items                1,485     2,544    (7,142)
   Net pension cost (income)                        $ 2,681   $   452   $  (784)
   Assumptions used in the computations:
     Assumed discount rate                            7.5-8%    7.5-9%    7.5-9%
     Expected long-term rate of return on plan assets     9%    8.5-9%    8.5-9%
     Rate of increase in future compensation levels     4-6%      4-6%     4-7%

Pension plan assets are primarily invested in common and preferred stock, short and intermediate term cash investments, and corporate bonds.

The expense to continuing operations for the Company's defined contribution pension plans covering certain domestic employees was $2,570, $1,959, and $1,341 in 1996, 1995, and 1994, respectively. Annual contributions to defined contribution plans are equal to the amounts accrued during the year.

In 1989, the Company established a non-contributory, defined contribution employee stock ownership plan (ESOP) covering all domestic employees not covered by collective bargaining agreements. Company contributions are allocated to participants based on the ratio each participant's compensation bears to the total compensation of all eligible participants. The Company makes contributions to the plan in the amount necessary to enable the plan to make its regularly scheduled payments of principal and interest on its term loan under the bank credit agreement. Including the effect of the 1996 favorable expense adjustment of $2,635 described in Note 4, amounts charged to continuing operations for employee benefits and interest during the year totalled $(685) and $601, respectively, in 1996, $1,539 and $824, respectively, in 1995, and $1,179 and $741, respectively, in 1994.

NOTE 10 - Postretirement Benefits Other Than Pensions

The following table sets forth the status of the Company's various postretirement medical and life benefit plans, reconciled to the accrued cost for postretirement medical and life benefits recognized in the Company's year-end balance sheet. The 1995 amounts include balances of the since-disposed of packaging businesses.

                                                             1996      1995
   Accumulated postretirement benefit obligation:
     Retirees                                              $14,985   $23,017
     Fully eligible active plan participants                   195     2,403
     Other active plan participants                            771     2,082
   Total accumulated postretirement benefit obligation      15,951    27,502
   Unrecognized prior service cost                             687     2,013
   Unrecognized gain                                         6,243     4,996
   Accrued postretirement benefit cost                     $22,881   $34,511

Net periodic postretirement benefit cost of continuing operations included the following components:

                                                      1996      1995      1994

   Service cost on benefits earned                  $    86   $   148   $   188
   Interest cost on accumulated postretirement
     benefit obligation                               1,243     1,756     1,766
   Amortization of unrecognized prior service
     cost                                              (169)     (115)     (116)
   Amortization of unrecognized gain                 (1,558)     (291)     (118)
   Net periodic postretirement benefit cost charged
     to results from continuing operations             (398)    1,498     1,720
   Favorable adjustment due to elimination of
     medical and life insurance benefits             (1,593)      ---       ---
   Net effect charged to results from continuing
     operations                                     $(1,991)   $1,498    $1,720

Based on a review of postretirement life and medical claims costs experience in 1996, the Company changed the assumptions used to calculate the accumulated postretirement benefit obligation. The annual rate of increase of per capita claims cost was changed from 12% in 1996, decreasing by 1% per year to 6% in 2002, to 7% in 1996, decreasing by 1/2% per year to 5% in 2000 and remaining at that level thereafter. In addition, the method for estimating expected future medical claims was revised to reflect recent claims experience. The previous estimate applied a weighting factor to recent experience. These actuarial assumption changes resulted in a favorable expense adjustment of $2,297 to operating profit. In 1996, the Company also changed its method of amortizing unrecognized actuarial gains and losses with respect to its postretirement benefits, as described in Note 5. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 29, 1996 and December 31, 1995. The rate of compensation increase used to measure the accumulated postretirement benefit obligation for the death benefit plans was 4% in both 1996 and 1995.

If the health care cost trend rate were increased 1%, the accumulated postretirement benefit obligation as of December 29, 1996 would have increased by 5%. The effect of this change on the aggregate of service and interest cost for 1996 would be an increase of 5%.

In 1996, the Company eliminated postretirement medical and life insurance benefits for which certain active domestic employees could have become eligible. After a one-time cash payment of $1,012, the Company recorded a favorable expense adjustment to income from continuing operations of $1,593. The provision for postretirement benefits other than pensions included in operating profit was $117, $760 and $842 in 1996, 1995, and 1994, respectively. The provision for such costs included in nonoperating income was $(515), $738, and $878 in 1996, 1995, and 1994, respectively.

NOTE 11 - Long-Term Debt and Credit Arrangements

Long-term debt of the Company consists of the following:

                                                 December 29,     Interest     December 31,     Interest
                                                     1996           Rates          1995           Rates
  Senior Subordinated Debentures                   $215,000         12.13%       $220,000         12.13%
  Senior Notes                                      100,000         12.00         100,000         12.00
  Term Loans                                         36,957       8.38-9.25        56,478       8.44-9.31
  Revolving Loans                                    21,356       8.38-9.25        37,742       8.44-9.31
  ESOP Note                                           5,831          8.38           7,943          8.44
  Obligations under long-term lease agreements        5,845       6.13-7.88         7,470       6.13-7.88
  Pollution control and industrial development
   loan agreements                                   12,150       6.25-7.13        12,150       6.25-7.13
  Other                                               1,680          ---            1,832          ---
                                                    398,819                       443,615
  Less-current maturities                             3,759                         3,759

                                                   $395,060                      $439,856
  Weighted average interest rate                                    11.87%                        11.38%

During 1995, the Company completed the sale of $100,000 of Senior Notes due 2001 in a public offering. The proceeds from the offering were used to repay a portion of the indebtedness outstanding under the Company's senior bank credit facilities. Concurrent with the closing of the sale of the Senior Notes and the repayment of a portion of its outstanding bank debt, the Company and its bank group completed a substantial amendment to the Company's senior bank credit agreement to defer the amortization of substantially all of the remaining bank indebtedness until 1999 and to revise certain terms and financial covenants of the bank credit agreement.

At the end of 1996, the bank credit agreement provided facilities for term loans of $42,741, revolving loans of up to $59,933 (subject to limitations described below), and ESOP loans of $5,831. Principal repayments for term and revolving loans are due in 1999. Principal amounts for ESOP loans are due in varying amounts through 1999.

Under the terms of the bank credit agreement, the Company pays a commitment fee of 1/2 percent on unused credit facilities and, in 1996, had the option to borrow funds under the revolving and term facilities at the prime rate plus 1 percent, or various London Interbank Offered Rates (LIBOR) plus 2 percent, with such rates adjusted periodically. The bank credit agreement borrowing rates at December 29, 1996, ranged from 8.38% to 9.25%. During 1996, the Company had interest rate hedging arrangements with members of the bank group fixing interest rates on an average of $72,656 of debt under the bank credit agreement at 8.59% plus the applicable spread. These agreements were settled in December 1996 for $1,095 of which $570 was recorded as interest expense included in income from continuing operations and $525 of expense was included in the gain on the sale of the packaging businesses. Without the interest rate hedging agreements, the weighted average cost of borrowing would have been .8 percentage points lower in 1996, .5 percentage points lower in 1995 and 1.2 percentage points lower in 1994.

The Senior Subordinated Debentures were sold in 1992 and bear interest at 12.125%. Principal repayment is due in 2002, with sinking fund payment of $45,000 in 2001.

The long-term lease obligations relate principally to capitalized pollution control facilities. The interest rates on these obligations vary from 6.125% to 7.875%. Principal repayments are due in varying amounts through 2002.

Predecessors of the Company borrowed funds under several loan agreements with state and county pollution control and industrial development authorities to finance certain environmental and facility expansion and improvement projects. Interest rates on these obligations vary from 6.25% to 7.125%. Principal repayments are to be made in varying amounts from 1998 to 2009. At the time of the spin-off of Acme Steel Company from the Company in 1986, Acme entered into a parallel loan agreement in favor of the Company with respect to pollution control bonds related to its facilities, which are currently outstanding for $6,000.

The schedule of debt repayment requirements for the five years following 1996 is as follows:

                  1997     $  3,759
                  1998        4,321
                  1999       62,449
                  2000          344
                  2001      145,441

Current levels of performance, if maintained throughout the year, will provide the Company with leeway under its bank credit agreement covenants. The Company believes that it will have adequate liquidity to meet its debt service and operating requirements in 1997 based on expected operating cash flow and the availability of additional revolver borrowings under the Company's bank credit agreement. Under the bank credit agreement, the Company is able to borrow under its revolving facility up to an additional $34,961 over the 1996 year-end revolving indebtedness. In addition, the Company has available up to $5,784 of delayed draw term loan for amounts that may be incurred in connection with certain environmental matters.

Under the bank credit agreement the Company is limited in its ability to pay cash dividends and repurchase its common stock. There are no plans to pay dividends or repurchase common stock in the immediate future. In addition to scheduled repayments of debt, the bank credit agreement requires certain mandatory prepayments in connection with asset dispositions, issuances of stock, incurrence of indebtedness and generation of annual excess cash flows. The bank credit agreement contains covenants relating to earnings before interest, taxes and depreciation and amortization; capital expenditures; and net worth. Amounts available under the revolving facility are limited based upon percentages of qualified receivables and inventories. Substantially all of the Company's assets are pledged under the bank credit agreement.

In 1999, the Company has debt amortization requirements of $62,449, which it does not expect to be able to meet from operating cash flow. The Company continues to evaluate alternative actions to repay or refinance some or all of its long-term debt obligations. A component of the Company's refinancing strategy could be the divestiture of operating units. Consistent with this possibility, the Company announced in the first quarter of 1997 that it is exploring the possible sale of the businesses that comprise its Handling segment.

Actual cash disbursements for interest were $52,087, $55,028, and $49,413 in 1996, 1995, and 1994, respectively, which includes the amounts of net interest expense allocated to discontinued operations.

At December 29, 1996, the Company had unamortized deferred debt issuance costs of $6,747 included in other assets which are being amortized as part of interest expense over the lives of the related debt issues. Amortization included in interest expense of continuing operations was $1,369, $2,053, and $2,199, in 1996, 1995, and 1994, respectively.

NOTE 12 - Convertible Exchangeable Preferred Stock

In 1992, the Company issued 40,000 shares of Series A Preferred Stock. The preferred stock is convertible into common stock and bears a 9% per annum dividend payable semi-annually. The preferred stock initially was convertible at $6.50 per share. However, to the extent dividends are not paid in cash on the semi-annual dividend payment date, an adjustment is made which reduces the per share conversion price. Upon such an adjustment, all accrued and unpaid dividends on the shares of preferred stock through the date of adjustment cease to be accrued and unpaid. Dividends have not been paid on the preferred shares since their issuance, and due to restrictions in the bank credit agreement and the indentures relating to the Company's Senior Subordinated Debentures and the Senior Notes, it is not expected that cash dividends will be paid on the preferred stock for the foreseeable future. Accordingly, it is expected that the conversion price of the preferred stock will continue to decline approximately 4.5% on each semi-annual dividend payment date, resulting in an increase in the aggregate number of shares of common stock issuable upon conversion of the preferred stock. As a result of the operation of these provisions, the conversion price of the preferred stock was reduced to $4.36 per share as of December 31, 1996. In addition, to the extent dividends are not paid on the preferred stock in cash, the liquidation preference on the preferred stock increases at a rate of 9% per year, compounded semi-annually, and as of December 31, 1996 was $59,626. Upon certain events defined as "changes in control" or fundamental changes, the holders of the preferred stock have the right to require the Company to purchase the shares at the liquidation preference value, subject to certain limitations. The Company believes that the probability of these events occurring is remote and, therefore, the preferred stock is not stated at the liquidation preference value. In addition, the Company, at its option, can convert the preferred stock at the liquidation preference value to Junior Convertible Subordinated Debentures bearing interest at 9%.

NOTE 13 - Stockholders' Equity (Deficit)

No dividend payments were made in 1996, 1995, and 1994 and, due to restrictions inthe bank credit agreement and the indentures relating to the Senior Subordinated Debentures and the Senior Notes, it is not expected that cash dividends will be paid in the foreseeable future.

The Company established an ESOP in 1989 with an initial contribution of 10,000 shares, followed by the sale of 1,100,000 shares to the ESOP. Unearned compensation includes the shares held by the ESOP that have not been allocated to the participants valued at their original purchase price of $14.625 per share. Shares allocated during the year are charged to expense at the fair market value at year end. The difference between fair market value and their cost to the ESOP is charged or credited to additional paid-in capital. Interest payments on the ESOP borrowings are a component of interest expense.

In 1989, the Board of Directors declared a stock right dividend distribution. The purpose of these rights is to protect the Company against certain unfair and abusive takeover tactics. In certain circumstances, stockholders, other than certain holders of 15% or more of Interlake's stock, have the right to purchase Interlake stock from Interlake for less than its market price. In certain circumstances, Interlake stockholders can purchase, for less than market value, shares of a company which acquires The Interlake Corporation.

NOTE 14 - Stock Incentive Plans

The Company has in place two stock incentive programs adopted by its Board of Directors and approved by the stockholders the 1986 Stock Incentive Program (the "1986 Program") and the 1989 Stock Incentive Program (the "1989 Program" and, together with the 1986 Program, the "Stock Incentive Programs"). The Stock Incentive Programs provide for the grant of awards and options for shares of the Company's common stock to officers, key employees and outside directors of the Company and its subsidiaries. The 1989 Program also provides for the grant of shares of common stock in lieu of cash bonuses and the 1986 Program also provides for the grant of stock appreciation rights.

A summary of stock option activity under the Stock Incentive Programs follows:

                                           1996                  1995
                                               Average               Average
                                     Shares     Price      Shares     Price
  Stock Options:
   Outstanding-beginning of year    986,480     $5.91    1,076,288    $6.15
   Granted                          165,500      4.00       50,000     4.00
   Exercised                            ---       ---          ---      ---
   Canceled or expired             (110,687)     6.73     (139,808)    7.10
   Outstanding-end of year        1,041,293      5.52      986,480     5.91
   Exercisable-end of year          920,243      5.72      682,380     6.76

  Available shares                  102,658                309,337


The following table summarizes information about the options outstanding at December 29, 1996:

                                     Options Outstanding                             Options Exercisable

                     Number       Weighted-Average                               Number
                   Outstanding       Remaining         Weighted-Average       Exercisable     Weighted-Average
                   at 12/29/96    Contractual Life      Exercise Price        at 12/29/96      Exercise Price
Range of Exercise Prices
$4.00 to $5.00       840,800          6.5 years              $4.01              719,750             $4.01
$11.00 to $13.00     200,493          1.2 years             $11.85              200,493            $11.85

In 1996, the Company adopted the disclosure provisions of FAS No. 123, "Accounting for Stock-Based Compensation." As permitted under this statement, the Company retained its current method of accounting for stock compensation. Disclosures required under FAS 123 are as follows:
                                                           1996      1995

Weighted-average fair value per option of options
granted during the year                                   $1.38     $1.22

  Additional pro forma compensation expense                $216       $59
  Pro forma income before discontinued operations,
    extraordinary loss and change in accounting policy $7,309 $934 Pro forma earnings per share before discontinued
    operations, extraordinary loss and change in
    accounting policy                                     $0.23     $0.03

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model, utilizing expected volatility of 50% based on historical data starting from December 30, 1990, one year after the Company's 1989 Restructuring. Risk-free rates of 5.78% and 7.88%, for 1996 and 1995, respectively, are based on U.S. government strip bonds on the date of grant with maturities equal to the expected option term. Expected lives of the options are ten years, the vesting period is two years, and no dividends are assumed.


NOTE 15 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and cash equivalents--The carrying amount approximates fair value because of the short maturities of such instruments.

    Other assets--The fair values for financial instruments included in other assets were estimated based on quoted market prices for the same or similar issues.

    Long-term debt (See Note 11)--The interest rate on the Company's bank debt is reset every quarter to reflect current market rates. Consequently, the carrying value of the bank debt approximates fair value. The fair values of the long-term debt other than bank debt were estimated based on quoted market prices for the same or similar issues.

    Convertible exchangeable preferred stock (See Note 12)--The fair value of the preferred stock, which was issued in a private placement, is included in the following table at carrying value as such stock is not traded in the open market and a market price is not readily available.

    Foreign exchange contracts (See Note 1)--The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using applicable spot or forward rates as of the end of the fiscal year.

    Interest rate swap agreements (See Note 11)--The interest rate swap agreements (used for hedging purposes) were settled in December, 1996.

The estimated fair values of the Company's financial instruments are as follows:

                                    December 29,              December 31,
                                        1996                      1995
                                Carrying      Fair        Carrying      Fair
                                 Amount       Value        Amount       Value

  Cash and cash equivalents     $ 70,228    $ 70,228      $ 41,562    $ 41,562
  Other assets                     6,000       5,715         6,000       5,490
  Long-term debt*                392,974     403,879       436,145     425,898
  Convertible exchangeable
    preferred stock               39,155      39,155        39,155      39,155
  Foreign currency contracts         ---         (31)          ---         (64)
  Interest rate swap liabilities     ---         ---           ---       3,561

*Includes current maturities and excludes capitalized long-term leases

NOTE 16 - Environmental Matters

In connection with the reorganization of the old Interlake, Inc. (now Acme Steel Company ("Acme")) in 1986, the Company, then newly-formed, indemnified Acme against certain environmental liabilities relating to properties which had been shut down or disposed of by Acme's iron and steel division prior to the 1986 reorganization. As of December 29, 1996, the Company's reserves for environmental liabilities totaled $1,700, most of which relates to the Acme indemnification.

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

In May 1994, the Company instituted an action seeking a declaratory judgment against and recoveries from insurers under policies covering nearly 30 years.
In estimating its potential environmental liabilities, the Company has reflected recoveries from insurance companies with whom it has settled this litigation. The Company's current estimates of its potential environmental liabilities are subject to considerable uncertainty due to continuing uncertainty surrounding one of the sites for which the Company is responsible pursuant to its indemnity of Acme -- namely, the Superfund site on the St. Louis River in Duluth, Minnesota (the "Duluth Site"). These uncertainties relate to both the clean-up of certain contaminated soils at the site, as well as the remediation of certain underwater sediments. In the light of these uncertainties, the Company's estimates could be subject to change in the future.

With respect to the contaminated soils, the Minnesota Pollution Control Agency ("MPCA") on September 27, 1995, issued a Record of Decision selecting a remedy consistent with the anticipated industrial development of the site. The Company has contracted for and implemented most of the portions of the soils remedy for which it is responsible. Based on estimates of consultants and work to date, the Company expects the cost of such implementation to be between $4,000 and $5,000, the majority of which has been incurred. The Company expects the soils remediation to be substantially completed in the first half of 1997.

With respect to the underwater sediments, the MPCA has requested the Company to undertake an investigation and to evaluate remedial alternatives. The Company's consultants have substantially completed their initial investigation. Based on this investigation, the Company is beginning to review possible remedial alternatives for the underwater sediments with the MPCA and other interested parties. The Company believes that, until this review is completed, any estimate of remediating the underwater sediments will not be meaningful. The Company also continues to believe that the range of reasonable remedial alternatives for the underwater sediments includes that of taking no action, thereby avoiding the disruption of the natural remediation of the underwater sediments which has been underway for over 30 years. Thus, the Company believes the minimum of the range of costs of remedial alternatives to be zero, and to date has made provision for only the investigation, and not for the clean-up, of underwater sediments. If a clean-up is ultimately determined to be appropriate, the range of costs would likely be dependent in part upon whether the remedy selected called for treating contamination in place, which might cost several millions of dollars, or provided for removal and treatment of contaminated sediments, which could cost tens of millions of dollars.

In March 1996, the citizens' board of the MPCA named the successors to certain coal tar processors at the Duluth Site (the "tar companies") as additional responsible parties for a portion of the underwater sediments operable unit. The Company believes that the tar companies are the cause of a significant portion of the underwater contamination at the site, while the tar companies to date have maintained that their contributions were minimal.

The Company's current expectation is that cash outlays related to its outstanding reserves for environmental matters largely will be made during 1997 and 1998. If the Company ultimately determines that additional charges are necessary in connection with the Duluth Site, the Company believes it is likely that cash outlays would occur near the end of the decade, or later.


NOTE 17 - Commitments and Contingencies

The Company is engaged in certain routine litigation arising in the ordinary course of business. Based upon its evaluation of available information, management does not believe that any such matters are likely, individually or in the aggregate, to have a material adverse effect upon the Company's business future, results of operations, liquidity or consolidated financial condition.

On July 9, 1990, the City of Toledo, Ohio (the "City"), brought an action (the "Primary Action") in federal district court (the "Court") in Toledo against the Company, Acme Steel Company ("Acme" or the "old Interlake" and, together with the Company, the "Interlake defendants"), Beazer Materials and Services, Inc., succeeded by Beazer East, Inc. ("Beazer") and Toledo Coke Corporation ("Toledo Coke") in connection with the alleged contamination of a 1.7 acre parcel of land the City had purchased from Toledo Coke for purposes of widening a road. Pursuant to a memorandum of understanding dated September 30, 1996, among Beazer, the City, and the Toledo-Lucas County Port Authority (the "Port Authority"), setting forth certain obligations of Beazer, the City and the Port Authority for the completion and funding of the road widening project and related environmental work, the City, Beazer and the Interlake defendants entered into a settlement agreement pursuant to which the City released the Interlake defendants and Beazer from, and agreed to dismiss with prejudice, all claims in the Primary Action. On October 10, 1996, the Court entered a consent order dismissing with prejudice all claims in the Primary Action. The Court did not dismiss pending cross-claims between Beazer and the Interlake defendants.
In November 1995, the Court granted the Interlake defendants' motion for summary judgment seeking indemnification by Beazer for the liabilities alleged by the City and related costs and expenses. Beazer appealed the indemnification ruling and, on November 22, 1996, the United States Sixth Circuit Court of Appeals reversed the Court's summary judgment rule in favor of the Interlake defendants and remanded for trial on the indemnification issue. The outcome of this indemnification action will impact who bears responsibility for in excess of $2,000 of legal fees incurred by Interlake in the Primary Action and for the implementation of remedial action estimated to cost $1,500 to $3,000 in connection with the City's Front Street expansion. Trial is scheduled to begin in June 1997.

On March 10, 1995, SC Holdings, Inc., a subsidiary of Waste Management International Plc ("SC Holdings"), filed a complaint in federal district court in Trenton, New Jersey, against Hoeganaes Corporation, an Interlake subsidiary, and numerous other defendants, seeking to recover amounts expended or to be expended in the remediation of the Cinnaminson Groundwater Contamination Site in Burlington County, New Jersey. SC Holdings claims to have spent approximately $10,000 in investigation and remediation, and purportedly estimates the total costs of investigation and remediation to be approximately $60,000. The site is a broadly-defined Superfund site which encompasses a landfill formerly operated by SC Holdings and may also include the groundwater under Hoeganaes' Riverton, New Jersey facility. Hoeganaes may have shipped certain materials to the landfill. SC Holdings alleges that Hoeganaes has liability as both an owner/operator and a generator. The parties to the litigation are presently engaged in a court-supervised non-binding allocation process which is presently expected to last until mid-1997. The Company believes Hoeganaes has meritorious defenses to both of the alleged bases of liability.


NOTE 18 - Quarterly Results (Unaudited)

Quarterly results of operations for 1996 and 1995 were as follows:
(in millions except per share data)
                                                        1st       2nd       3rd       4th
                                                      Quarter   Quarter   Quarter   Quarter
  1996
    Net sales from Continuing Operations
      Engineered Materials                            $ 61.7    $ 67.5    $ 64.1    $ 64.2
      Handling                                         103.5     107.2     109.9     131.5
                                                       165.2     174.7     174.0     195.7
    Gross Profit                                        37.5      39.7      39.7      46.5
    Operating profit
      Engineered Materials                               8.8      11.0       9.1      11.6
      Handling                                           4.0       4.2       5.5      11.1
      Corporate Items                                    (.1)     (1.0)      (.1)      (.4)
    Operating profit                                    12.7      14.2      14.5      22.3
    Income (loss) from Continuing Operations before
      accounting change and extraordinary loss           (.9)       .6        .5       7.3
    Income from Discontinued Operations                  1.3       1.2       1.8      42.1
    Net income                                           2.0       1.8       2.2      49.2
    Income (loss) from Continuing Operations before
      accounting change and extraordinary loss
      per common share                                  (.03)      .02       .02       .23
    Income from Discontinued Operations per
      common share                                       .04       .03       .06      1.33
    Net income per common share                          .06       .06       .07      1.55

   1995
    Net sales from Continuing Operations
      Engineered Materials                            $ 64.8    $ 62.5    $ 60.6    $ 60.5
      Handling                                         105.9     107.9     115.3     112.4
                                                       170.7     170.4     175.9     172.9
    Gross Profit                                        40.5      40.3      39.0      39.6
    Operating profit
      Engineered Materials                              10.4      10.2       9.6       8.1
      Handling                                           4.4       4.9       4.2       7.8
      Corporate Items                                    (.2)      (.8)      (.5)      (.5)
    Operating profit                                    14.6      14.3      13.3      15.4
    Income (loss) from Continuing Operations
      before extraordinary loss                          (.7)       .2       (.2)      1.7
    Income from Discontinued Operations                  1.1        .5        .5       1.1
    Net income (loss)                                     .4      (2.8)       .3       2.8
    Income (loss) from Continuing Operations
      before extraordinary loss per common share        (.02)      .01      (.01)      .05
    Income from Discontinued Operations per
      common share                                       .04       .02       .02       .04
    Net income (loss) per common share                   .02      (.09)      .01       .09

First quarter 1996 results reflect the $1.6 cumulative adjustment for the change in accounting for postretirement medical and life benefits (see Note 5).

In the second quarter of 1995, an extraordinary loss of $3.4 (net of tax) was recorded to reflect the write-off of deferred debt issuance costs (see Note 6).

Quarterly results have been restated to reflect the packaging businesses as discontinued operations.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) Information about directors and nominees required by this item is incorporated by reference to the information under the caption "DIRECTORS AND NOMINEES" in the Registrant's definitive proxy statement to be filed in connection with its 1997 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) reporting requirements, to the extent required to be disclosed, is incorporated by reference to the information under the caption "SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLI-ANCE" in the Registrant's definitive proxy statement to be filed in connection with its 1997 Annual Meeting of Stockholders.

   (b) The executive officers listed below are elected annually by the Board of Directors of the Registrant, to serve for a term of office of one year and until their successors are elected.

                          Executive
      Name         Age   Officer Since     Positions During Last 5 Years

W. Robert Reum      54     1982    Chairman of the Board since April 1991
                                   and President and Chief Executive
                                   Officer since January 1991

Craig A. Grant      49     1991    Vice President Human Resources since
                                   May 1991

Stephen Gregory     47     1989    Vice President Finance and Chief
                                   Financial Officer since August 1995; Vice
                                   President Finance, Treasurer and Chief
                                   Financial Officer from December 1994 to
                                   August 1995; Vice President from August
                                   1994 to December 1994; President of the
                                   Material Handling Division of The
                                   Interlake Companies, Inc. from June
                                   1989 to August 1994

John P. Miller      39     1993    Controller since April 1993; Vice
                                   President Finance of the Material
                                   Handling Division of The Interlake
                                   Companies, Inc. from October 1989 to
                                   April 1993

Stephen R. Smith    40     1991    Vice President, Secretary and General
                                   Counsel since January 1993; Vice
                                   President and General Counsel from
                                   January through December 1992

Donn A. York        37     1995    Treasurer since August 1995; Director of
                                   Treasury Operations from April 1993 to
                                   August 1995; Director Operation Control
                                   from May 1991 to April 1993


The Registrant has designated the operating executives named below as "executive officers" for purposes of certain provisions of the Securities Exchange Act of 1934.



                          Executive
      Name         Age   Officer Since     Positions During Last 5 Years

Brenton S. Fuller   53     1994    Chairman and Managing Director, Dexion
                                   (Australia) Pty. Ltd. since 1976

Robert J. Fulton    54     1994    President, Hoeganaes Corporation, since
                                   July 1994; Chief Executive Officer of
                                   Micafil, Inc. and consultant to Sterling
                                   Stainless Tube - ITT Automotive from 1992 to 1994; Executive Vice President and Chief
                                   Operating Officer of Doehler- Jarvis from
                                   1990 to 1992

John J. Greisch     41     1991    President, Material Handling Group since
                                   December  1994;  Vice President Finance,
                                   Treasurer and Chief Financial Officer from
                                   February 1993 to December 1994; Vice
                                   President from January through February
                                   1993; Managing Director of Dexion Group
                                   plc from May 1991 through December 1992;
                                   Managing Director of Dexion Limited from
                                   February 1990 to November 1992

James Legler        48     1988    President, Chem-tronics, Inc., since 1988

Wayne M. Osman      46     1995    Managing Director, Dexion Limited since
                                   August 1995; Managing Director, Pakseal
                                   Limited from August 1994 to August 1995;
                                   Acting Managing Director, Beaufort
                                   Electronics Limited from September 1993 to
                                   August 1994; Managing Director, Prestwick
                                   Holdings Plc from August 1990 to June 1993

Bernd Stiller       56     1993    Managing Director, Dexion Continental
                                   Europe since December 1994; Managing
                                   Director, Dexion Group plc from January
                                   1993 to December 1994; Managing Director,
                                   Dexion GmbH since 1986

Daniel P. Wilson    52     1994    President Material Handling Division, since
                                   January 1994; Vice President Sales, Material
                                   Handling Division, from 1988 to 1993


ITEM 11--EXECUTIVE COMPENSATION
The information required by this item is incorporated into this report by reference to the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed in connection with its 1997 Annual Meeting of Stockholders. Notwithstanding the foregoing sentence, the information set forth under "Executive Compensation - Report of the Management Development and Compensation Committee on Executive Compensation" and "Executive Compensation - Performance Graph" in the Registrant's definitive proxy statement to be filed in connection with its 1997 Annual Meeting of Stockholders is not incorporated herein.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated into this report by reference to the information under the caption "Voting Securities and Security Ownership By Certain Persons and Management" in the Registrant's definitive proxy statement to be filed in connection with its 1997 Annual Meeting of Stockholders.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated by reference to the information under the caption "General-- Certain Transactions" in the Registrant's definitive proxy statement to be filed in connection with its 1997 Annual Meeting of Stockholders.


                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)  The following documents are filed as part of this report:


   1.  Financial Statements
       Financial statements filed as part of this report are listed in the index on page 17.

   2.  Financial Statement Schedules
       Financial statement schedules filed as part of this report are listed in the index on page 17.

       All other schedules are omitted because of the absence of conditions under which they would have been required or because the required information is disclosed in the financial statements or notes thereto.

   3.  Reports on Form 8-K
       A current report on Form 8-K was filed on October 21,1996, reporting under Item 2 of the Form, that the Registrant had sold its packaging businesses on October 4, 1996. This report includes unaudited pro forma condensed consolidated statements of income for the fiscal year ended December 31, 1995 and the six months ended June 30, 1996, and an unaudited pro forma condensed consolidated balance sheet as of June 30, 1996, based on the historical financial statements of the Company and giving pro forma effect to the disposition as if it had occurred at the beginning of the period or as of the date presented, as applicable.

   4.  Exhibits

                                                                                    Sequential
                                                                                    Numbering
                                                                                      System
Exhibit                                                                                Page
Number                            Item                                                Number
3.  Articles of Incorporation and Bylaws

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

    4.4 Amendment to Rights Agreement dated as of August 15, 1989, incorporated by reference to Exhibit (a) of the Company's Form 8 dated May 22, 1990

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

    4.21   Sixth Amendment, dated as of August 16, 1994, to the Amended and
           Restated Credit Agreement, incorporated by reference to Exhibit 4.20 of the Registrant s Annual Report on Form 10-K for the year ended
           December 25, 1994 (the "1994 10-K")

    4.22   Seventh Amendment, dated as of January 24, 1995, to the Amended and
           Restated Credit Agreement, incorporated by reference to Exhibit 4.21 of the 1994 Form 10-K

    4.23   Eighth Amendment, dated as of February 1, 1995, to the Amended and
           Restated Credit Agreement, incorporated by reference to Exhibit 4.22 of the 1994 Form 10-K

    4.24   Ninth Amendment, dated as of June 1, 1995, to the Amended and
           Restated Credit Agreement, incorporated by reference to Exhibit 4.24 of the Registrant's Annual Report on Form 10-K for the year ended
           December 31, 1995 (the "1995 10-K")

    4.25   Tenth Amendment, dated as of September 25, 1996, to the Amended and
           Restated Credit Agreement, incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996 (the "1996 10-Q")

    4.26   Eleventh Amendment, dated as of January 10, 1997, to the Amended and
           Restated Credit Agreement

    4.27 The Registrant Term Notes dated June 18, 1992, incorporated by reference to Exhibit 4.20 of the 1992 10-K

    4.28 The Registrant Revolving Notes dated June 18, 1992, incorporated by reference to Exhibit 4.21 of the 1992 10-K

    4.29 Subsidiary Term Notes dated June 18, 1992, incorporated by reference to Exhibit 4.22 of the 1992 10-K

    4.30 Subsidiary Revolving Notes dated June 18, 1992, incorporated by reference to Exhibit 4.23 of the 1992 10-K

    4.31 The Registrant Delayed Draw Notes dated June 18, 1992, incorporated by reference to Exhibit 4.24 of the 1992 10-K

    4.32 The Registrant Deferred Term Notes dated June 18, 1992, incorporated by reference to Exhibit 4.25 of the 1992 10-K

    4.33   The Registrant Pledge Agreement dated September 27, 1989, made by the
           Registrant and accepted by Chemical Bank, along with stock certificates of the two subsidiaries, incorporated by reference to
           Exhibit 10(t) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989

    4.34 Amended and Restated Security Agreement dated September 27, 1989 and amended and restated as of August 17, 1992 between the Registrant and Chemical Bank, incorporated by reference to Exhibit 4.27 of the 1992
           10-K

    4.35 Amended and Restated Security Agreement among Certain Subsidiaries of the Registrant and Chemical Bank dated as of September 27, 1989 and amended and restated as of August 17, 1992, incorporated by reference to Exhibit 4.28 of the 1992 10-K


10. Material Contracts

    10.1*  1997 Senior Executive Incentive Compensation Program

    10.2* 1996 Senior Executive Incentive Compensation Program, incorporated by reference to Exhibit 10.1 of the 1995 10-K

    10.3* 1995 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the 1994 10-K

    10.4* 1994 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 of the 1993 10-K

    10.5* Key Executive Retention Program adopted February 23, 1995, incorporated by reference to Exhibit 10.3 of the 1994 10-K

    10.6*  Amendment to Key Executive Retention Program, adopted December 1,
           1995, incorporated by reference to Exhibit 10.5 of the 1995 10-K

    10.7* Form of Grant of Stock Award dated as of January 30, 1996, incorporated by reference to Exhibit 10.6 of the 1995 10-K

    10.8* Form of Grant of Stock Award as of February 23, 1995, incorporated by reference to Exhibit 10.4 of the 1994 10-K

    10.9*  Form of Agreement dated August 27, 1992 for the Cancellation and
           Re-Granting of Non-Qualified Stock Options between the Registrant and
           U.S. executive officers and employees, incorporated by reference to
           Exhibit 10.7 of the 1992 10-K

    10.10* Form of Non-Qualified Stock Option Agreement dated as of January 28,
           1997

    10.11* Form of Non-Qualified Stock Option Agreement dated as of January 25,
           1996, incorporated by reference to Exhibit 10.9 of the 1995 10-K

    10.12* Form of Non-Qualified Stock Option Agreement dated January 26, 1995 between the Registrant and one executive officer, incorporated by reference to Exhibit 10.6 of the 1994 10-K

    10.13* Form of Grant of Stock Award as of May 23, 1991 - Outside Director, incorporated by reference to Exhibit 10(a) of the 1991 10-K

    10.14* Form of Grant of Stock Award as of April 26, 1990 - Outside
           Directors, incorporated by reference to Exhibit 10(a) of the 1990
           10-K

    10.15* Amendment to Non-Qualified Stock Option Agreement and to Stock
           Appreciation Rights granted July 23, 1987 by the Registrant to one
           U.S. executive officer, incorporated by reference to Exhibit 10(i) of the 1990 10-K

    10.16* Amendment to Non-Qualified Stock Option Agreement and to Stock
           Appreciation Rights granted July 28, 1988 by the Registrant to one
           U.S. executive officer, incorporated by reference to Exhibit 10(j) of the 1990 10-K

    10.17* 1989 Stock Incentive Program as amended.

    10.18* 1986 Stock Incentive Program as amended.

    10.19  Trust Agreement between the Registrant and Continental Illinois
           National Bank and Trust Company of Chicago with respect to The
           Interlake Corporation Restated Directors' Post-Retirement Income Plan dated September 30, 1988, incorporated by reference to Exhibit 10(p) of the Registrant's Annual Report on Form 10-K for the year ended
           December 25, 1988 (the "1988 10-K")

    10.20  Trust Agreement between the Registrant and Continental Illinois
           National Bank and Trust Company of Chicago with respect to the Deferred Compensation Agreement dated May 29, 1986 (as amended August
           5, 1988) between the Registrant and Frederick C. Langenberg dated
           September 30, 1988, incorporated by reference to Exhibit 10(q) of the 1988 10-K

    10.21* Form of Indemnification Agreement between the Registrant and Outside
           Directors, incorporated by reference to Exhibit 10(a) of the Registrant's Annual Report on Form 10-K for the year ended December
           27, 1987 (the "1987 10-K")

    10.22* Form of Indemnification Agreement between the Registrant and executive officers, including inside directors, incorporated by reference to Exhibit 10(b) of the 1987 10-K

    10.23* Form of Severance Pay Agreement between the Registrant and 12 executive officers, incorporated by reference to Exhibit 10.18 of the 1994 10-K

    10.24* Form of Severance Pay Agreement between the Registrant and two executive officers, incorporated by reference to Exhibit 10.19 of the 1994 10-K

    10.25  Cross Indemnification Agreement dated as of May 29, 1986, between the
           Registrant and Acme Steel Company, incorporated by reference to
           Exhibit 10(b) of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1986 (the "1986 10-K")

    10.26  Parallel Loan Agreement dated as of May 29, 1986, between Acme Steel
           Company and The Interlake Companies, Inc., as amended by letter agreement dated June 27, 1986, incorporated by reference to Exhibit
           10(c) of the 1986 10-K

    10.27  Tax Indemnification Agreement dated as of May 29, 1986, between the
           Registrant and Acme Steel Company, incorporated by reference to
           Exhibit 10(i) of the 1986 10-K

    10.28* Deferred Compensation Agreement dated May 29, 1986, between the
           Registrant and Frederick C. Langenberg, incorporated by reference to
           Exhibit 10(j) of the 1986 10-K

    10.29  Instrument of Assumption and Release dated May 29, 1986, between the
           Registrant, W. R. Reum and Acme Steel Company, concerning an April
           12, 1982 Agreement between W. R. Reum and Interlake, Inc. (n.k.a.
           Acme Metals, Inc.), incorporated by reference to Exhibit 10(l) of the 1986 10-K

    10.30  U.S. Asset Purchase Agreement, dated October 1, 1996, between
           Interlake Packaging Corporation and Samuel Strapping Systems
           (Tennessee), Inc., incorporated by reference to Exhibit 10.1 of the Registrant's 1996 10-Q

    10.31  Canadian Stock Purchase Agreement, dated September 30, 1996, between
           Interlake Packaging Corporation, The Interlake Companies, Inc. and
           Samuel Manu-Tech Inc., incorporated by reference to Exhibit 10.2 of the Registrant's 1996 10-Q

    10.32  U.K. Stock Purchase Agreement, dated October 1, 1996, between The
           Interlake Companies, Inc., Samuel Strapping Systems (U.K.) Limited,
           The Interlake Corporation and Samuel Manu-Tech Inc., incorporated by reference to Exhibit 10.3 of the Registrant's 1996 10-Q

21. Subsidiaries of the Registrant

23. Consents of Experts and Counsel

    23.1   Consent of Price Waterhouse LLP

27. Financial Data Schedule

* Management contract or compensatory plan or arrangement


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
Valuation accounts deducted from assets to which they apply:

Allowance for doubtful accounts receivable--

Year ended--
  December 29, 1996. .   $ 3,425          $    66           $    64       $(1,518)(b)     $ 2,037

  December 31, 1995. .   $ 2,977          $   916           $    91       $  (559)(c)     $ 3,425

  December 25, 1994. .   $ 2,775          $   873           $    89       $  (760)(c)     $ 2,977




(a) consists principally of recoveries of accounts charged off in prior years
(b) consists principally of uncollectible accounts charged off $(938), allowances for doubtful accounts of discontinued operations $(636) and foreign exchange rate fluctuations
(c) consists principally of uncollectible accounts charged off and foreign exchange rate fluctuations


Valuation accounts from deferred tax assets--

Year ended--
  December 29, 1996. . . $21,232          $(7,196)          $   ---       $   ---         $14,036

  December 31, 1995. .   $18,165          $ 3,067           $   ---       $   ---         $21,232

  December 25, 1994. .   $23,489          $(5,324)          $   ---       $   ---         $18,165


                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE INTERLAKE CORPORATION


                                  By     /S/ W. ROBERT REUM
                                         W. Robert Reum
                                         Chairman, President and Chief
                                         Executive Officer
February 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                              Title

/S/ W. ROBERT REUM                Director, Chairman, President and
W. Robert Reum                      Chief Executive Officer

/S/ STEPHEN GREGORY               Vice President Finance and
Stephen Gregory                     Chief Financial Officer

/S/ JOHN P. MILLER                Controller and Chief
John P. Miller                      Accounting Officer

/S/ JOHN A. CANNING JR.           Director
John A. Canning, Jr.

/S/ JAMES C. COTTING              Director
James C. Cotting
                                                    February 27, 1997
/S/ JOHN E. JONES                 Director
John E. Jones

/S/ FREDERICK C. LANGENBERG       Director
Frederick C. Langenberg

/S/ QUENTIN C. McKENNA            Director
Quentin C. McKenna

/S/ WILLIAM G. MITCHELL           Director
William G. Mitchell

/S/ ERWIN E. SCHULZE              Director
Erwin E. Schulze


                                                       Exhibit 23.1

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-4266 and 33-11428) of The Interlake Corporation of our report dated January 22, 1997 appearing on page 18 of this Form 10-K.




PRICE WATERHOUSE LLP



Chicago, Illinois
February 27, 1997