Form 10-K/A
period 1996-12-29
INTERLAKE CORP
filed 1997-03-19
CIK 790929

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

Under the terms of the bank credit agreement, the Company pays a commitment fee of 1/2 percent on unused credit facilities and, in 1996, had the option to borrow funds under the revolving and term facilities at the prime rate plus 1-3/4 percent, or various London Interbank Offered Rates (LIBOR) plus 2-3/4 percent, with such rates adjusted periodically. The bank credit agreement borrowing rates at December 29, 1996, ranged from 8.38% to 9.25%. During
1996, the Company had interest rate hedging arrangements with members of the bank group fixing interest rates on an average of $72,656 of debt under the bank credit agreement at 8.59% plus the applicable spread. These agreements were settled in December 1996 for $1,095 of which $570 was recorded as interest expense included in income from continuing operations and $525 of expense was included in the gain on the sale of the packaging businesses. Without the interest rate hedging agreements, the weighted average cost of borrowing would have been .8 percentage points lower in 1996, .5 percentage points lower in 1995 and 1.2 percentage points lower in 1994.

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

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) Information about directors and nominees required by this item is incorporated by reference to the information under the caption "DIRECTORS AND NOMINEES" in the Registrant's definitive proxy statement to be filed in connection with its 1997 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) reporting requirements, to the extent required to be disclosed, is incorporated by reference to the information under the caption "SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Registrant's definitive proxy statement to be filed in connection with its 1997 Annual Meeting of Stockholders.

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

                                  THE INTERLAKE CORPORATION


                                  By     /S/ W. ROBERT REUM
                                         W. Robert Reum
                                         Chairman, President and Chief
                                         Executive Officer
March 18, 1997

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

/S/ W. ROBERT REUM                Director, Chairman, President and
W. Robert Reum                      Chief Executive Officer

/S/ STEPHEN GREGORY               Vice President Finance and
Stephen Gregory                     Chief Financial Officer

/S/ JOHN P. MILLER                Controller and Chief
John P. Miller                      Accounting Officer

/S/ JOHN A. CANNING JR.           Director
John A. Canning, Jr.

/S/ JAMES C. COTTING              Director
James C. Cotting
                                                    March 18, 1997
/S/ JOHN E. JONES                 Director
John E. Jones

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



Chicago, Illinois
March 18, 1997