Form 10-Q
period 1997-03-30
INTERLAKE CORP
filed 1997-04-24
CIK 790929

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549




                                 FORM 10-Q




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended March 30, 1997
                       Commission file number 1-9149



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



As of April 15, 1997, 23,151,792 shares of the Registrant's common stock were outstanding.

                         THE INTERLAKE CORPORATION

                       PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The following consolidated financial statements as of and for the periods ended March 30, 1997 and March 31, 1996 are unaudited, but include all adjustments which the Registrant considers necessary for a fair presentation of results of operations and financial position for the applicable periods. Except as noted, all adjustments are of a normal recurring nature.

                         THE INTERLAKE CORPORATION
                   Consolidated Statement of Operations
                           For the Periods Ended
                     March 30, 1997 and March 31, 1996
                (In thousands except per share statistics)





                                                      1997      1996
Net Sales from Continuing Operations                $170,174  $165,222
Cost of Products Sold                                131,832   127,709
Selling & Administrative Expense                      24,435    24,796

Operating Profit                                      13,907    12,717
Non-operating (Income) Expense                          (455)     (215)

Earnings Before Interest & Taxes                      14,362    12,932
Interest Expense                                      11,540    11,903
Interest Income                                         (768)     (490)

Income  from Continuing Operations Before Taxes,
  Minority Interest, Extraordinary Loss &
  Accounting Change                                    3,590     1,519
Provision for Income Taxes                             2,245     1,422

Income from Continuing Operations Before Minority
   Interest, Extraordinary Loss & Accounting Change    1,345        97
Minority Interest in Net Income of Subsidiaries        1,264       963

Income (Loss) from Continuing Operations Before
   Extraordinary Loss & Accounting Change                81       (866)
Income from Discontinued Operations, Net of
   Income Taxes                                       1,484      1,310
Extraordinary Loss, Net of Income Taxes              (1,482)         0
Cumulative Effect of Change in Accounting Principle       0      1,610
Net Income                                         $     83   $  2,054

Net Income (Loss) Per Share of Common Stock:
   Continuing Operations Before Extraordinary Loss
       & Accounting Change                           $  .00      $(.02)
   Discontinued Operations, Net of Income Taxes         .05        .04
   Extraordinary Loss, Net of Income Taxes             (.05)       .00
   Cumulative Effect of Accounting Change               .00        .05
Net Income                                           $  .00      $ .07

Average Shares Outstanding                           32,311     31,413



                         THE INTERLAKE CORPORATION
                        Consolidated Balance Sheet
                   March 30, 1997 and  December 29, 1996
                           (Dollars in thousands)


Assets                                                           1997          1996
Current Assets:
  Cash and cash equivalents                                  $   42,674    $  70,228
  Receivables, less allowances for doubtful accounts of
  $1,980 at March 30, 1997 and $2,037 at December 29, 1996      116,471      128,990
  Inventories - Raw materials and supplies                       19,438       22,144
              - Semi-finished and finished products              41,153       37,842
  Other current assets                                           13,138       12,893
           Total Current Assets                                 232,874      272,097

Other Assets                                                     46,042       40,527

Property, Plant and Equipment, at cost                          386,710      387,546
Less - Depreciation and amortization                           (242,994)    (242,447)
                                                                143,716      145,099

           Total Assets                                        $422,632     $457,723


Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
  Accounts payable                                            $  56,809    $  65,366
  Accrued liabilities                                            30,676       33,921
  Interest payable                                                6,670       10,824
  Accrued salaries and wages                                     12,202       15,675
  Income taxes payable                                           30,826       29,591
  Debt due within one year                                        3,341        3,759
           Total Current Liabilities                            140,524      159,136

Long-Term Debt                                                  381,962      395,060

Other Long-Term Liabilities and Deferred Credits                 90,882       92,506

Preferred Stock - 2,000,000 shares authorized
  Convertible Exchangeable Preferred Stock - Redeemable,
  par value $1 per share, issued 40,000 shares (liquidation
  value $60,946 at March 30, 1997 and $59,626 at
  December 29, 1996)                                             39,155       39,155
Shareholders' Equity (Deficit):
  Common stock, par value $1 per share, authorized
  100,000,000 shares, issued 23,228,695 shares                   23,229       23,229
  Additional paid-in capital                                      2,633        3,741
  Cost of common stock held in treasury (76,903 shares at
  March 30, 1997 and 115,696 shares at December 29, 1996)        (1,794)      (2,700)
  Accumulated deficit                                          (237,872)    (237,955)
  Unearned compensation                                          (4,492)      (5,102)
  Accumulated foreign currency translation adjustments          (11,595)      (9,347)
                                                               (229,891)    (228,134)

        Total Liabilities and Shareholders' Equity (Deficit)   $422,632     $457,723




                         THE INTERLAKE CORPORATION
                   Consolidated Statement of Cash Flows
          For the Periods Ended March 30, 1997 and March 31, 1996
                              (In thousands)



                                                               1997         1996
Cash flows from (for) operating activities:
  Net income                                                $    83     $  2,054
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           4,838        5,093
      Discontinued operations                                (1,484)           0
      Extraordinary loss                                      1,482            0
      Cumulative effect of change in accounting principle         0       (1,876)
      Other operating adjustments                                87          654
      (Increase) decrease in working capital:
         Accounts receivable                                 11,171          (75)
         Inventories                                           (932)      (7,848)
         Other current assets                                  (273)      (1,755)
         Accounts payable                                    (7,840)        (129)
         Other accrued liabilities                          (11,774)     (12,760)
         Income taxes payable                                 1,250         (479)
            Total working capital change                     (8,398)     (23,046)

Net cash provided (used) by operating activities             (3,392)     (17,121)

Cash flows from (for) investing activities:
  Capital expenditures                                       (3,736)      (3,674)
  Proceeds from disposal of PP&E                                 21           64
  Acquisitions                                               (5,000)           0
  Divestitures                                                1,703            0
  Other investment flows                                         79          121

Net cash provided (used) by investing activities             (6,933)      (3,489)

Cash flows from (for) financing activities:
  Retirements of long-term debt                             (15,377)        (707)
  Debt retirement costs                                      (1,504)           0
  Other financing flows                                         268          503

Net cash provided (used) by financing activities            (16,613)        (204)

Effect of exchange rate changes                                (616)         (56)

Increase (Decrease) in cash and cash equivalents            (27,554)     (20,870)

Cash and cash equivalents, beginning of period               70,228       41,562

Cash and cash equivalents, end of period                   $ 42,674     $ 20,692


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Financial Statements

The information furnished in these financial statements is unaudited.

The Registrant and its subsidiaries are referred to herein on a consolidated basis as the Company.

Note 2 - Discontinued Operations

In the first quarter of 1997, the Company received additional proceeds in respect of the October, 1996 sale of its packaging businesses. Income from discontinued operations of $1.5 million, net of applicable income taxes, was recorded in the quarter.

Note 3 - Extraordinary Loss

In 1997 the Company repurchased $14.5 million in principal amount of its 12% Senior Notes at a premium of $1.5 million. In addition, debt issuance costs of $.3 million related to the repurchased Notes which were originally deferred to be amortized over the life of the Notes were written off. An extraordinary loss of $1.5 million, net of applicable income taxes, was reported in the quarter.

Note 4 - Accounting Change

In the second quarter of 1996, the Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its postretirement benefits to amortize them over a five-year period. The method previously used was to amortize any unrecognized gain or loss in excess of 10% of the Accumulated Postretirement Benefit Obligation amount over 15 years. This change was accounted for as a change in accounting principle, the cumulative effect of which was recorded as of the beginning of the year. As a result, net income for the first quarter of 1996 was increased by $1.6 million in respect of continuing operations and $.3 million in respect of discontinued operations.

Note 5 - Computation of Common Share Data

The weighted average number of common shares outstanding used to compute net income per share was 32,311,000 for 1997 and 31,413,000 for 1996.

Note 6 - Income Taxes

The effective tax rate on income from continuing operations was 62.5% and 93.6% for 1997 and 1996, respectively. Because most of the Company's interest expense is borne in the United States at the parent company level, the Company had substantial taxable income in foreign and state jurisdictions. Taxes due to foreign authorities were not offset by U.S. federal income tax benefits.

Note 7 - Acquisitions

In the first quarter of 1997, the Company purchased ARC Metals Corporation. In addition to a cash payment of $5.0 million, long-term liabilities of $2.8 million were established in association with this acquisition.

Note 8 - Environmental Matters

In connection with the reorganization of the old Interlake, Inc. (now Acme Steel Company ("Acme")) in 1986, the Company, then newly-formed, indemnified Acme against certain environmental liabilities relating to properties which had been shut down or disposed of by Acme's iron and steel division prior to the 1986 reorganization. As of March 30, 1997, the Company's reserves for environmental liabilities totaled $2.1 million, most of which relates to the Acme indemnification.

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

In May 1994, the Company instituted an action seeking a declaratory judgment against and recoveries from insurers under policies covering nearly 30 years. This action has been stayed pending appeal of a ruling that the Company's notice to the insurers of environmental claims in connection with the Duluth Site was late. The Company has entered into settlement agreements with certain of the defendants in the litigation pursuant to which the Company has recovered certain amounts. In estimating its potential environmental liabilities, the Company has not reflected any future recoveries from insurance companies which could, but will not necessarily, result from this litigation.

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

With respect to the contaminated soils, the Minnesota Pollution Control Agency ("MPCA") on September 27, 1995, issued a Record of Decision selecting a remedy consistent with the anticipated industrial development of the site. The Company has contracted for and implemented most of the portions of the soils remedy for which it is responsible. Based on estimates of consultants and work to date, the Company expects the cost of such implementation to be between $4 and $5 million, the majority of which has been incurred. The Company expects the soils remediation to be substantially completed in the first half of 1997.

With respect to the underwater sediments, the MPCA has requested the Company to undertake an investigation and to evaluate remedial alternatives. The Company's consultants have substantially completed their initial investigation. Based on this investigation, the Company is reviewing possible remedial alternatives for the underwater sediments with the MPCA and other interested parties. The Company believes that, until this review is completed, any estimate of remediating the underwater sediments will not be meaningful. The Company also continues to believe that the range of reasonable remedial alternatives for the underwater sediments includes that of taking no action, thereby avoiding the disruption of the natural remediation of the underwater sediments which has been underway for over 30 years. Thus, the Company believes the minimum of the range of costs of remedial alternatives to be zero, and to date has made provision for only the investigation, and not for the clean-up, of underwater sediments. If a clean-up is ultimately determined to be appropriate, the range of costs would likely be dependent in part upon whether the remedy selected called for treating contamination in place, which might cost several millions of dollars, or provided for removal and treatment of contaminated sediments, which could cost tens of millions of dollars.

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

Note 9 - Commitments and Contingencies

The Company is engaged in certain routine litigation arising in the ordinary course of business. Based upon its evaluation of available information, management does not believe that any such matters are likely, individually or in the aggregate, to have a material adverse effect upon the Company's business future, results of operations, liquidity or consolidated financial condition.

On July 9, 1990, the City of Toledo, Ohio (the "City"), brought an action (the "Primary Action") in federal district court (the "Court") in Toledo against the Company, Acme Steel Company ("Acme" or the "old Interlake" and, together with the Company, the "Interlake defendants"), Beazer Materials and Services, Inc., succeeded by Beazer East, Inc. ("Beazer") and Toledo Coke Corporation ("Toledo Coke") in connection with the alleged contamination of a 1.7 acre parcel of land the City had purchased from Toledo Coke for purposes of widening a road. Pursuant to a memorandum of understanding dated September 30, 1996, among Beazer, the City, and the Toledo-Lucas County Port Authority (the "Port Authority"), setting forth certain obligations of Beazer, the City and the Port Authority for the completion and funding of the road widening project and related environmental work, the City, Beazer and the Interlake defendants entered into a settlement agreement pursuant to which the City released the Interlake defendants and Beazer from, and agreed to dismiss with prejudice, all claims in the Primary Action. On October 10, 1996, the Court entered a consent order dismissing with prejudice all claims in the Primary Action. The Court did not dismiss pending cross-claims between Beazer and the Interlake defendants. In November 1995, the Court granted the Interlake defendants' motion for summary judgment seeking indemnification by Beazer for the liabilities alleged by the City and related costs and expenses. Beazer appealed the indemnification ruling and, on November 22, 1996, the United States Sixth Circuit Court of Appeals reversed the Court's summary judgment rule in favor of the Interlake defendants and remanded for trial on the indemnification issue. The outcome of this indemnification action will impact who bears responsibility for in excess of $2 million of legal fees incurred by Interlake in the Primary Action and for the implementation of remedial action estimated to cost $1.5 to $3 million in connection with the City's Front Street expansion. Trial is scheduled to begin in June 1997.

On March 10, 1995, SC Holdings, Inc., a subsidiary of Waste Management International Plc ("SC Holdings"), filed a complaint in federal district court in Trenton, New Jersey, against Hoeganaes Corporation, an Interlake subsidiary, and numerous other defendants, seeking to recover amounts expended or to be expended in the remediation of the Cinnaminson Groundwater Contamination Site in Burlington County, New Jersey. SC Holdings claims to have spent approximately $10 million in investigation and remediation, and purportedly estimates the total costs of investigation and remediation to be approximately $60 million. The site is a broadly-defined Superfund site which encompasses a landfill formerly operated by SC Holdings and may also include the groundwater under Hoeganaes' Riverton, New Jersey facility. Hoeganaes may have shipped certain materials to the landfill. SC Holdings alleges that Hoeganaes has liability as both an owner/operator and a generator. The parties to the litigation are presently engaged in a court-supervised non-binding allocation process which is presently expected to be completed in late 1997. The Company believes Hoeganaes has meritorious defenses to both of the alleged bases of liability.

Note 10 - Possible Sale of Handling Businesses

In the first quarter of 1997, the Company announced that it would explore the sale of all of its Handling businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
First Quarter 1997 Compared with First Quarter 1996

Net sales from continuing operations of $170.2 million in the quarter ended March 30, 1997, compared with sales of $165.2 million in the prior year period. Sales in the Engineered Materials segment grew by 18% to $72.8 million, due to increased sales of metal powder at Special Materials and higher fabrication sales at Aerospace Components. In the Handling segment, sales declined 6% to $97.4 million, due to lower sales in North America and Europe. Operating profit increased 9% to $13.9 million, from $12.7 million in 1996. Income from continuing operations was $.1 million, compared with a loss of $.9 million in the 1996 quarter. Net income of $.1 million for the 1997 quarter included income from discontinued operations of $1.5 million and an extraordinary loss of $1.5 million on the early retirement of a portion of the Company's debt. Net income of $2.1 million in the first quarter of 1996 included $1.3 million income from discontinued operations and a $1.6 million benefit from the cumulative effect of a change in accounting policy.

Segment Results

The Company's businesses are organized into two segments: Engineered Materials and Handling. Businesses in Engineered Materials are Special Materials (ferrous metal powders) and Aerospace Components (precision aerospace component fabrication and aviation repair). Businesses in Handling are North American, European and Asia Pacific handling operations.

                                           First Quarter Segment Results
                                          Net Sales       Operating Profit
                                         1997     1996     1997      1996
                                                 (in millions)
Engineered Materials
  Special Materials                    $ 50.5   $ 43.3
  Aerospace Components                   22.3     18.4
                                         72.8     61.7    $12.2     $ 8.8

Handling                                 97.4    103.5      2.1       4.0

Corporate Items                                            ( .4)     ( .1)

Consolidated Totals                    $170.2   $165.2    $13.9     $12.7


Engineered Materials

Sales in the Engineered Materials segment for the first quarter increased 18% to $72.8 million, due to stronger metal powder sales at Special Materials and higher fabrication sales at Aerospace Components.

Special Materials' metal powder sales increased 17% compared with the same period last year, reflecting increased industry demand. Flowthrough from the additional volume generated a 35% earnings increase in the quarter.

Aerospace Components' sales improved 21% compared with the 1996 period, as shipments increased on several engine programs in the fabricated components business. Profit for the quarter increased 17%, reflecting additional volume and improved manufacturing performance in the fabrication business, partially offset by lower repair earnings.

Order backlogs in this segment were $173.2 million at the end of the quarter, up from $140.9 million at the end of the first quarter of 1996. Special Materials' backlog, which is generally short term in nature, was down 6%. Aerospace Components' backlog increased 36%, to the highest level since June 1989, with new and follow-on orders on a number of commercial, military and space programs.

Handling

First-quarter sales in the Handling segment declined 6% to $97.4 million, due mainly to lower sales in North America and Europe. Lower prices were the major factor in a sales decrease of 10% in North America, while lower volume resulted in a 6% sales decline in Europe. Sales in the Asia Pacific region increased 7%. Handling's profit declined 47% compared with the first quarter of 1996. North American profit was unfavorably affected by the lower selling prices, though European profits improved 87% as lower steel costs and reduced selling and administrative costs mitigated the effect of lower revenue. Changes in exchange rates were not material during the quarter.

Order backlogs in this segment were $89.9 million at the end of the first quarter, up from $78.7 million at the end of the first quarter of 1996, as the backlog at Handling Asia Pacific reached a record level.

Discontinued Operations

In the first quarter of 1997, the Company received additional proceeds in respect of the October 1996 sale of its packaging businesses. Income from discontinued operations of $1.5 million, net of applicable income taxes, was recorded in the quarter.

Extraordinary Loss

An extraordinary loss of $1.5 million, net of applicable income taxes, was recorded in the first quarter of 1997, for the premium incurred and the write-off of deferred debt issuance costs related to the repurchase and early retirement of $14.5 million in principal amount of the Company's 12% Senior Notes.

Financial Condition

The Company's total debt at the end of the first quarter was $385.3 million, down $13.5 million from year-end 1996. Cash totaled $42.7 million at the end of the quarter, compared with $70.2 million at the end of 1996, reflecting the repurchase of $14.5 million of 12% Senior Notes in the open market, the acquisition of ARC Metals Corporation by Special Materials, increased working capital requirements and capital expenditures. Capital expenditures of $3.7 million during the quarter were comparable with capital spending in the first three months of 1996. The Company anticipates that 1997 capital spending will be approximately $28.0 million.

Under its bank credit agreement, the Company has available revolving facilities of up to an additional $32.8 million over the March 30, 1997 revolving indebtedness. If current levels of performance are maintained, the Company anticipates it will be in compliance with the covenants under its bank credit agreement. The Company believes that it will have adequate liquidity to meet its debt service and operating requirements in 1997, based on expected operating cash flow and the availability of additional revolver borrowings under the Company's bank credit agreement.

Sale of Handling Businesses

As previously announced, the Company is presently exploring the sale of all of its Handling businesses.

                       PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business. None of these proceedings is material within the meaning of regulations of the Securities and Exchange Commission.

The Company is a party in certain litigation and a proceeding before a governmental agency which relate to the contamination of the environment. These matters are described in Note 8 and Note 9 of Notes to Consolidated Financial Statements included herein. Reference is also made to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, Part I, Item 3--Legal Proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

  Exhibit 10.l Amendment No. 3 to Restated Directors' Post-Retirement Income Plan effective as of March 31, 1997

  Exhibit 27     Financial Data Schedule for the quarter ended March 30,
                 1997

(b)    Reports on Form 8-K

  No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                THE INTERLAKE CORPORATION



April 24, 1997                       /s/STEPHEN GREGORY

                                Stephen Gregory
                                Vice President - Finance
                                and Chief Financial Officer