Form 10-Q
period 1997-06-29
INTERLAKE CORP
filed 1997-07-25
CIK 790929

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C. 20549




                           FORM 10-Q




        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



          For the quarterly period ended June 29, 1997
                 Commission file number 1-9149



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



As of July 15, 1997, 23,151,792 shares of the Registrant's common stock were outstanding.

                     THE INTERLAKE CORPORATION

                 PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The following consolidated financial statements as of June 29, 1997 and for the periods ended June 29, 1997 and June 30, 1996 are unaudited, but include all adjustments which the Registrant considers necessary for a fair presentation of results of operations and financial position for the applicable periods. Except as noted, all adjustments are of a normal recurring nature.

                    THE INTERLAKE CORPORATION
               Consolidated Statement of Operations
                      For the Periods Ended
                 June 29, 1997 and June 30, 1996
             (In thousands except per share amounts)


                                                    Second Quarter           Six Months
                                                    1997     1996          1997      1996

Net Sales from Continuing Operations              $185,845   $174,651     $356,019   $339,873
Cost of Products Sold                              144,745    134,971      276,577    262,680
Selling & Administrative Expense                    25,080     25,467       49,515     50,263

Operating Profit                                    16,020     14,213       29,927     26,930
Non-operating (Income) Expense                         (78)    (1,064)        (533)    (1,279)

Earnings Before Interest & Taxes                    16,098     15,277       30,460     28,209
Interest Expense                                    11,421     11,760       22,961     23,663
Interest Income                                       (621)      (339)      (1,389)      (829)

Income  from Continuing Operations Before Taxes,
  Minority Interest, Extraordinary Loss & Accounting
  Change                                             5,298      3,856        8,888      5,375
Provision for Income Taxes                           3,364      2,168        5,609      3,590

Income from Continuing Operations Before Minority
   Interest, Extraordinary Loss & Accounting Change  1,934      1,688        3,279      1,785
Minority Interest in Net Income of Subsidiaries      1,266      1,080        2,530      2,043

Income (Loss) from Continuing Operations Before
   Extraordinary Loss & Accounting Change              668        608          749       (258)
Income from Discontinued Operations, Net of Income
  Taxes                                                  -      1,184        1,484      2,494
Extraordinary Loss, Net of Income Taxes                  -          -       (1,482)         -
Cumulative Effect of Change in Accounting Principle      -          -            -      1,610
Net Income                                        $    668   $  1,792     $    751   $  3,846

Net Income (Loss) Per Share of Common Stock:
   Continuing Operations Before Extraordinary Loss
       & Accounting Change                          $  .02     $  .01      $   .02     $ (.01)
   Discontinued Operations, Net of Income Taxes          -        .04          .05        .08
   Extraordinary Loss, Net of Income Taxes               -          -         (.05)         -
   Cumulative Effect of  Change  in
     Accounting Principle                                -          -            -        .05
Net Income                                          $  .02     $  .05        $ .02      $ .12

Average Shares Outstanding                          32,319     31,456       32,319     31,456

                     THE INTERLAKE CORPORATION
                    Consolidated Balance Sheet
               June 29, 1997 and  December 29, 1996
                       (Dollars in thousands)


Assets                                                               1997          1996

Current Assets:
  Cash and cash equivalents                                       $  40,289     $  70,228
  Receivables, less allowances for doubtful accounts of
  $1,950 at June 29, 1997 and $2,037 at December 29, 1996           124,281       128,990
  Inventories  - Raw materials and supplies                          19,405        22,144
               - Semi-finished and finished products                 41,054        37,842
  Other current assets                                               13,687        12,893
          Total Current Assets                                      238,716       272,097

Other Assets                                                         44,878        40,527

Property, Plant and Equipment, at cost                              392,494       387,546
Less - Depreciation and amortization                               (247,334)     (242,447)
                                                                    145,160       145,099

          Total Assets                                             $428,754      $457,723


Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
  Accounts payable                                                $  63,489     $  65,366
  Accrued liabilities                                                29,223        33,921
  Interest payable                                                   10,584        10,824
  Accrued salaries and wages                                         13,904        15,675
  Income taxes payable                                               32,252        29,591
  Debt due within one year                                            3,765         3,759
          Total Current Liabilities                                 153,217       159,136

Long-Term Debt                                                      375,785       395,060

Other Long-Term Liabilities and Deferred Credits                     90,558        92,506

Preferred Stock - 2,000,000 shares authorized
  Convertible Exchangeable Preferred Stock - Redeemable,
   par value $1 per share, issued 40,000 shares (liquidation
   value $62,310 at June 29, 1997 and $59,626 at
   December 29, 1996)                                                39,155        39,155
Shareholders' Equity (Deficit):
  Common stock, par value $1 per share, authorized
   100,000,000 shares, issued 23,228,695 shares                      23,229        23,229
  Additional paid-in capital                                          2,296         3,741
  Cost of common stock held in treasury (76,903 shares at
   June 29, 1997 and 115,696 shares at December 29, 1996)            (1,794)       (2,700)
  Accumulated deficit                                              (237,204)     (237,955)
  Unearned compensation                                              (3,882)       (5,102)
  Accumulated foreign currency translation adjustments              (12,606)       (9,347)
                                                                   (229,961)     (228,134)

          Total Liabilities and Shareholders' Equity (Deficit)     $428,754      $457,723


                     THE INTERLAKE CORPORATION
               Consolidated Statement of Cash Flows
       For the Periods Ended June 29, 1997 and June 30, 1996
                          (In thousands)


                                                           1997          1996

Cash flows from (for) operating activities:
  Net income                                             $    751      $  3,846
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                           9,851        10,294
    Discontinued operations                                (1,484)            -
    Extraordinary loss                                      1,482             -
    Cumulative effect of change in accounting principle         -         (1,876)
    Other operating adjustments                             1,232            822
    (Increase) decrease in working capital:
      Accounts receivable                                   4,269            159
      Inventories                                            (634)        (1,068)
      Other current assets                                   (810)          (842)
      Accounts payable                                     (3,057)        (2,914)
      Other accrued liabilities                            (7,851)       (10,247)
      Income taxes payable                                  2,601             73
          Total working capital change                     (5,482)       (14,839)

Net cash provided (used) by operating activities            6,350         (1,753)

Cash flows from (for) investing activities:
  Capital expenditures                                     (9,918)       (10,013)
  Proceeds from disposal of PP&E                               70            135
  Acquisitions                                             (4,853)          (310)
  Divestitures                                              1,703              -
  Other investment flows                                      194            266

Net cash provided (used) by investing activities          (12,804)        (9,922)

Cash flows from (for) financing activities:
  Retirements of long-term debt                           (21,682)        (2,028)
  Debt retirement costs                                    (1,504)             -
  Other financing flows                                       345          1,005

Net cash provided (used) by financing activities          (22,841)        (1,023)

Effect of exchange rate changes                              (644)           342

Increase (Decrease) in cash and cash equivalents          (29,939)       (12,356)

Cash and cash equivalents, beginning of period             70,228         41,562

Cash and cash equivalents, end of period                 $ 40,289       $ 29,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Financial Statements

The interim information furnished in these financial statements is unaudited.

The Registrant and its subsidiaries are referred to herein on a consolidated basis as the Company.

Note 2 - Discontinued Operations

In the first quarter of 1997, the Company received additional proceeds from the October, 1996 sale of its packaging businesses resulting in income from discontinued operations of $1.5 million, net of applicable income taxes.

Note 3 - Extraordinary Loss

In the first quarter of 1997, the Company repurchased $14.5 million in principal amount of its 12% Senior Notes at a premium of $1.5 million. In addition, deferred debt issuance costs of $.3 million related to the repurchased Notes were written off. An extraordinary loss of $1.5 million, net of applicable income taxes, was reported in the quarter.

Note 4 - Accounting Change

In the second quarter of 1996, the Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its postretirement benefits to amortize them over a five-year period. The method previously used was to amortize any unrecognized gain or loss in excess of 10% of the Accumulated Postretirement Benefit Obligation amount over 15 years. This change was accounted for as a change in accounting principle, the cumulative effect of which was recorded as of the beginning of 1996. As a result, net income for the first quarter of 1996 was increased by $1.6 million for continuing operations and $.3 million for discontinued operations.

Note 5 - Computation of Common Share Data

The weighted average number of common shares outstanding used to compute net income per share was 32,319,000 for 1997 and 31,456,000 for 1996.

Note 6 - Income Taxes

The effective tax rate on income from continuing operations was 63.1% and 66.8% for the 1997 and 1996 six month periods, respectively. Because most of the Company's interest expense is borne in the United States at the parent company, the Company had substantial taxable income in foreign and state jurisdictions. Taxes due to foreign authorities were not offset by U.S. federal income tax benefits.

Note 7 - Acquisitions

In the first quarter of 1997, the Company acquired the assets of ARC Metals Inc. for $5.0 million in cash and a promissory note in the amount of $2.8 million.

Note 8 - Environmental Matters

In connection with the reorganization of the old Interlake, Inc. (now Acme Steel Company ("Acme")) in 1986, the Company, then newly-formed, indemnified Acme against certain environmental liabilities relating to properties which had been shut down or disposed of by Acme's iron and steel division prior to the 1986 reorganization. As of June 29, 1997, the Company's reserves for environmental liabilities totaled $1.6 million, most of which relates to the Acme indemnification.

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

The Company's current estimates of its potential environmental liabilities are subject to considerable uncertainty due to continuing uncertainty surrounding one of the sites for which the Company is responsible pursuant to its indemnity of Acme -- namely, the Superfund site on the St. Louis River in Duluth, Minnesota (the "Duluth Site"). These uncertainties primarily relate to whether remediation of certain underwater sediments will be required and, if so, the nature of any remedy. In the light of these uncertainties, the Company's estimates could be subject to change in the future. The Minnesota Pollution Control Agency ("MPCA") has requested the Company to undertake an investigation and to evaluate remedial alternatives for the underwater sediments. The Company's consultants have substantially completed their initial investigation. Based on this investigation, the Company is reviewing possible remedial alternatives for the underwater sediments. The Company believes that, until this review is completed, any estimate of remediating the underwater sediments will not be meaningful. The Company also continues to believe that the range of reasonable remedial alternatives for the underwater sediments includes that of taking no action, thereby avoiding the disruption of the natural remediation of the underwater sediments which has been underway for over 30 years. Thus, the Company believes the minimum of the range of costs of remedial alternatives to be zero, and to date has made provision for only the investigation, and not for the clean-up, of underwater sediments. If a clean-up is ultimately determined to be appropriate, the range of costs would likely be dependent in part upon the extent to which the remedy selected called for the removal and/or treatment of contaminated sediments and could run from several millions to tens of millions of dollars.

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

The Company's current expectation is that cash outlays related to its outstanding reserves for environmental matters largely will be made during 1997 and 1998. If the Company ultimately determines that additional charges are necessary in connection with the underwater sediments at the Duluth Site, the Company believes it is likely that cash outlays would occur near the end of the decade, or later.

Note 9 - Commitments and Contingencies

The Company is engaged in certain routine litigation arising in the ordinary course of business. Based upon its evaluation of available information, management does not believe that any such matters are likely, individually or in the aggregate, to have a material adverse effect upon the Company's business, future results of operations, liquidity or financial condition.

On July 9, 1990, the City of Toledo, Ohio (the "City"), brought an action (the "Primary Action") in federal district court (the "Court") in Toledo against the Company, Acme (together with the Company, the "Interlake defendants"), Beazer Materials and Services, Inc., succeeded by Beazer East, Inc. ("Beazer") and Toledo Coke Corporation ("Toledo Coke") in connection with the alleged contamination of a 1.7 acre parcel of land the City had purchased from Toledo Coke for purposes of widening a road. Pursuant to a memorandum of understanding dated September 30, 1996, among Beazer, the City, and the Toledo-Lucas County Port Authority (the "Port Authority"), setting forth certain obligations of Beazer, the City and the Port Authority for the completion and funding of the road widening project and related environmental work, the City, Beazer and the Interlake defendants entered into a settlement agreement pursuant to which the City released the Interlake defendants and Beazer from, and agreed to dismiss with prejudice, all claims in the Primary Action. On October 10, 1996, the Court entered a consent order dismissing with prejudice all claims in the Primary Action, leaving only pending cross-claims between Beazer and the Interlake defendants at issue in the litigation. In May 1997, Beazer and the Interlake defendants reached a tentative settlement of their cross-claims, which if finalized would not have a material effect on the financial condition of the Company.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Second Quarter 1997 Compared with Second Quarter 1996

Net sales from continuing operations of $185.8 million in the quarter ended June 29,1997 compared with sales of $174.7 million in the prior year period. Sales in the Engineered Materials segment grew by 15% to $77.4 million, due to increased sales of metal powder at Special Materials and higher fabrication sales at Aerospace Components. In the Handling segment, sales increased 1% to $108.4 million. Operating profit increased 13% to $16.0 million, from $14.2 million in 1996. Income from continuing operations was $.7 million, compared with $.6 million in the 1996 quarter. Net income of $.7 million for the 1997 quarter compared to $1.8 million in 1996. The 1996 quarter included income from discontinued operations of $1.2 million.

Segment Results

The Company's businesses are organized into two segments:
Engineered Materials and Handling. Businesses in Engineered Materials are Special Materials (ferrous metal powders) and Aerospace Components (precision aerospace component fabrication and aviation repair). Businesses in Handling are North American, European and Asia Pacific handling operations.

                                           Second Quarter Segment Results
                                             Net Sales       Operating Profit
                                           1997     1996     1997       1996
                                                   (in millions)
Engineered Materials
     Special Materials                   $ 50.7   $ 43.8
     Aerospace Components                  26.7     23.7
                                           77.4     67.5    $13.6      $11.0

Handling                                  108.4    107.2      2.5        4.2

Corporate Items                                               (.1)      (1.0)

Consolidated Totals                      $185.8   $174.7   $ 16.0     $ 14.2


Engineered Materials

Sales in the Engineered Materials segment for the second quarter increased 15% to $77.4 million, due to stronger metal powder sales at Special Materials and higher fabrication sales at Aerospace
Components.

Special Materials' metal powder sales increased 16% compared with the same period last year, reflecting increased industry demand. Earnings increased 16% in the quarter as flowthrough from the additional volume was somewhat offset by lower selling prices.

Aerospace Components' sales improved 13% compared with the 1996 period, as shipments increased on several engine programs in the fabricated components business. Profit for the quarter increased 39%, reflecting additional volume and lower manufacturing costs in the fabrication business.

Order backlogs in this segment were $176.7 million at the end of the quarter, up from $151.3 million at the end of the second quarter of 1996. Special Materials' backlog, which is generally short term in nature, was up 11%. Aerospace Components' backlog increased 18%, to a record level, with new and follow-on orders on a number of commercial, military and space programs.

Handling

Second quarter sales in the Handling segment increased 1% to $108.4 million, due mainly to higher sales in the Asia Pacific region.
Lower prices were partially offset by higher volume in North
America and Europe leading to a 1% decline in sales at each location. Sales in the Asia Pacific region increased 14% due mainly to higher shipments within Australia.

Handling's profit declined 40% compared with the second quarter of 1996. North American profit was down 73% as a result of lower prices which were somewhat mitigated by higher volume. European profits improved 75% as lower steel costs, reduced selling and administrative costs and higher volume more than offset lower prices. Changes in exchange rates did not have a material impact on profits during the quarter.

Order backlogs in this segment were $121.7 million at the end of the second quarter, up 30% from $93.9 million at the end of the second quarter of 1996. Backlog at North America increased 12% and Europe 10%, while Asia Pacific was up 88% to a record level.

First Half 1997 Compared with First Half 1996

For the first six months of 1997, net sales from continuing operations of $356.0 million were up 5% , compared with net sales of $339.9 million in the 1996 period. Sales in the Engineered Materials segment grew by 16% to $150.2 million, due to increased sales of metal powder at Special Materials and higher fabrication sales at Aerospace Components. In the Handling segment, sales declined 2% to $205.8 million, due to lower sales in North America and Europe somewhat offset by higher sales in Asia Pacific. Operating profit increased 11% to $29.9 million, from $26.9 million in 1996. Income from continuing operations was $.7 million, compared with a loss of $.3 million in the 1996 period. Selling, general and administrative expenses were 13.9% of sales for the first half of 1997 as compared to 14.8% in the 1996 period. Net income of $.8 million, or $.02 per share compared, with net income of $3.8 million or $.12 per share for the 1996 period. Net income in the 1997 period included income from discontinued operations of $1.5 million and an extraordinary loss of $1.5 million on the early retirement of a portion of the Company's debt. Net income in the first half of 1996 included $2.5 million income from discontinued operations and a $1.6 million benefit from the cumulative effect of a change in accounting principle.



Segment Results
                                                 First Half Segment Results
                                            Net Sales         Operating Profit
                                         1997     1996        1997        1996
                                                   (in millions)
Engineered Materials
     Special Materials                 $101.2   $ 87.1
     Aerospace Components                49.0     42.1
                                        150.2    129.2       $25.8       $19.8

Handling                                205.8    210.7         4.6         8.2

Corporate Items                                                (.5)       (1.1)

Consolidated Totals                    $356.0   $339.9       $29.9       $26.9


Engineered Materials

Sales in the Engineered Materials segment for the first half of 1997 increased 16% to $150.2 million, due to stronger metal powder sales at Special Materials and higher fabrication sales at Aerospace Components. Profit for the segment increased 30%.

Special Materials' metal powder sales increased 16% compared with the same period last year, reflecting increased industry demand. Profits increased 25% for the first half of 1997 as flowthrough from the additional volume was partially offset by lower prices.

Aerospace Components' sales improved 16% compared with the 1996 period, as shipments increased on several engine programs in the fabricated components business. Profit for the first half increased 30%, reflecting additional volume and lower manufacturing costs.

Handling

Sales in the Handling segment for the first half of 1997 declined 2% to $205.8 million, due mainly to lower prices in North America and Europe partially offset by higher volumes in North America and Asia Pacific. Lower prices more than offset higher volume in North America and, as a result, sales declined 6%. Sales in Europe were down 3% because of lower prices and volumes. Sales in the Asia Pacific region increased 11% due mainly to higher shipments within Australia.

Handling's profit declined 44% compared with the first half of 1996. North American profit declined 63% because of lower selling prices and a less profitable mix of business partially offset by
higher volume and lower costs.   European profits improved 80% as
lower steel costs and reduced selling and administrative costs were somewhat offset by lower prices. Changes in exchange rates did not have a material effect on profits during the period.





Discontinued Operations

In the first quarter of 1997, the Company received additional proceeds from the October 1996 sale of its packaging businesses resulting in income from discontinued operations of $1.5 million, net of applicable income taxes.

Extraordinary Loss

An extraordinary loss of $1.5 million, net of applicable income taxes, was recorded in the first quarter of 1997 for the premium incurred and the write-off of deferred debt issuance costs related to the repurchase and early retirement of $14.5 million in principal amount of the Company's 12% Senior Notes.

Financial Condition

The Company's total debt at the end of the second quarter was $379.6 million, down $19.3 million from year-end 1996. Cash totaled $40.3 million at the end of the quarter, compared with $70.2 million at the end of 1996, principally due to the repurchase of $14.5 million of 12% Senior Notes in the open market, the acquisition of ARC Metals by Special Materials, the repayment of bank debt, increased working capital requirements and capital expenditures. Capital expenditures of $9.9 million during the first half of 1997 were comparable with capital spending in the 1996 period. The Company anticipates that 1997 capital spending will be approximately $25.0 million.

Under its bank credit agreement, the Company has available revolving facilities of up to an additional $22.1 million over the June 29, 1997 revolving indebtedness. If current levels of performance are maintained, the Company anticipates it will be in compliance with the covenants under its bank credit agreement. The Company believes that it will have adequate liquidity to meet its debt service and operating requirements in 1997, based on expected operating cash flow, cash on hand, and the availability of additional revolver borrowings under the Company's bank credit agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24, 1997, at the annual meeting of the Corporation, Frederick C. Langenberg, William G. Mitchell and Erwin E. Schulze were reelected as directors to serve until the year 2000 annual meeting of the Corporation. The vote tally was:

Election of Directors:            For         Withheld       Broker non-votes
Frederick C. Langenberg       15,471,391     1,594,238                0
William G. Mitchell           15,668,043     1,457,986                0
Erwin E. Schulze              15,663,763     1,462,266                0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 4.1    Eleventh Amendment, dated as of January 10,
                    1997, to the Amended and Restated Credit
                    Agreement

     Exhibit 4.2 Twelfth Amendment, dated as of June 27, 1997, to the Amended and Restated Credit Agreement

     Exhibit 27     Financial Data Schedule for the quarter ended June 29, 1997

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



July 25, 1997                    /s/STEPHEN GREGORY

                                 Stephen Gregory
                                 Vice President - Finance
                                 and Chief Financial Officer