Form 10-Q
period 1997-09-28
INTERLAKE CORP
filed 1997-10-23
CIK 790929

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549




                                 FORM 10-Q




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended September 28, 1997
                       Commission file number 1-9149



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



As of October 15, 1997, 23,301,792 shares of the Registrant's common stock were outstanding.


                         THE INTERLAKE CORPORATION

                       PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The following consolidated financial statements as of September 28, 1997 and for the periods ended September 28, 1997 and September 29, 1996 are unaudited, but include all adjustments which the Registrant considers necessary for a fair presentation of results of operations and financial position for the applicable periods. Except as noted, all adjustments are of a normal, recurring nature.


                         THE INTERLAKE CORPORATION
                    Consolidated Statement of Operations
                           For the Periods Ended
                 September 28, 1997 and September 29, 1996
                  (In thousands except per share amounts)




                                                          Third Quarter           Nine Months
                                                        1997        1996       1997        1996

Net Sales from Continuing Operations                  $195,490    $174,047   $551,509    $513,920
Cost of Products Sold                                  156,641     134,360    433,218     397,040
Selling & Administrative Expense                        24,778      25,258     74,293      75,521

Operating Profit                                        14,071      14,429     43,998      41,359
Non-operating (Income) Expense                            (450)       (348)      (983)     (1,627)

Earnings Before Interest & Taxes                        14,521      14,777     44,981      42,986
Interest Expense                                        11,318      11,828     34,279      35,491
Interest Income                                           (661)       (472)    (2,050)     (1,301)

Income  from Continuing Operations Before Taxes,
  Minority Interest, Extraordinary Loss & Accounting
  Change                                                 3,864       3,421     12,752       8,796
Provision for Income Taxes                               2,402       2,236      8,011       5,826

Income from Continuing Operations Before Minority
   Interest, Extraordinary Loss & Accounting Change      1,462       1,185      4,741       2,970
Minority Interest in Net Income of Subsidiaries            971         749      3,501       2,792

Income from Continuing Operations Before
   Extraordinary Loss & Accounting Change                  491         436      1,240         178
Income from Discontinued Operations, Net of
   Income Taxes                                            349       1,777      1,833       4,271
Extraordinary Loss, Net of Income Taxes                     --          --     (1,482)         --
Cumulative Effect of  Change in Accounting Principle        --          --         --       1,610
Net Income                                            $    840    $  2,213   $  1,591    $  6,059

Net Income (Loss) Per Share of Common Stock:
   Continuing Operations Before Extraordinary Loss
       & Accounting Change                               $ .02       $ .01      $ .04       $  --
   Discontinued Operations, Net of Income Taxes            .01         .06        .06         .14
   Extraordinary Loss, Net of Income Taxes                  --          --       (.05)         --
   Cumulative Effect of  Change  in
          Accounting Principle                              --          --         --         .05
Net Income                                               $ .03       $ .07      $ .05       $ .19

Average Shares Outstanding                              32,479      31,599     32,479      31,599


                         THE INTERLAKE CORPORATION
                        Consolidated Balance Sheet
                 September 28, 1997 and  December 29, 1996
                           (Dollars in thousands)


Assets                                                                 1997          1996

Current Assets:
   Cash and cash equivalents                                       $  40,223     $  70,228
   Receivables, less allowances for doubtful accounts of
   $2,036 at September 28, 1997 and $2,037 at December 29, 1996      128,543       128,990
   Inventories - Raw materials and supplies                           24,532        22,144
               - Semi-finished and finished products                  36,824        37,842
   Other current assets                                               13,250        12,893
             Total Current Assets                                    243,372       272,097

Other Assets                                                          44,953        40,527

Property, Plant and Equipment, at cost                               395,214       387,546
Less - Depreciation and amortization                                (247,659)     (242,447)
                                                                     147,555       145,099
             Total Assets                                          $ 435,880     $ 457,723


Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
   Accounts payable                                                $  70,612     $  65,366
   Accrued liabilities                                                28,988        33,921
   Interest payable                                                    7,730        10,824
   Accrued salaries and wages                                         15,921        15,675
   Income taxes payable                                               33,953        29,591
   Debt due within one year                                           10,331         3,759
             Total Current Liabilities                               167,535       159,136

Long-Term Debt                                                       367,631       395,060

Other Long-Term Liabilities and Deferred Credits                      91,223        92,506

Preferred Stock - 2,000,000 shares authorized
   Convertible Exchangeable Preferred Stock - Redeemable,
   par value $1 per share, issued 40,000 shares (liquidation
   value $63,681 at September 28, 1997 and $59,626 at
   December 29, 1996)                                                 39,155        39,155
Shareholders' Equity (Deficit):
   Common stock, par value $1 per share, authorized 100,000,000 shares, issued 23,373,695 shares at September 28, 1997
   and 23,228,695 shares at December 29, 1996                         23,374        23,229
   Additional paid-in capital                                          2,731         3,741
   Cost of common stock held in treasury (76,903 shares at
   September 28, 1997 and 115,696 shares at December 29, 1996)        (1,794)       (2,700)
   Accumulated deficit                                              (236,364)     (237,955)
   Unearned compensation                                              (3,714)       (5,102)
   Accumulated foreign currency translation adjustments              (13,897)       (9,347)
                                                                    (229,664)     (228,134)
             Total Liabilities and Shareholders' Equity (Deficit)  $ 435,880     $ 457,723



                         THE INTERLAKE CORPORATION
                   Consolidated Statement of Cash Flows
      For the Periods Ended September 28, 1997 and September 29, 1996
                              (In thousands)




                                                                   1997         1996

Cash flows from (for) operating activities:
   Net income                                                $  1,591     $  6,059
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                           14,768       15,345
       Discontinued operations                                 (1,833)          --
       Extraordinary loss                                       1,482           --
       Cumulative effect of change in accounting principle         --       (1,876)
       Other operating adjustments                                127      (11,870)
       (Increase) decrease in working capital:
          Accounts receivable                                  (1,140)      (3,855)
          Inventories                                          (2,196)      (4,019)
          Other current assets                                   (812)      (3,813)
          Accounts payable                                      6,347        4,603
          Other accrued liabilities                            (7,615)      (8,244)
          Income taxes payable                                  3,848        3,341
              Total working capital change                     (1,568)     (11,987)

Net cash provided (used) by operating activities               14,567       (4,329)

Cash flows from (for) investing activities:
   Capital expenditures                                       (18,115)     (17,761)
   Proceeds from disposal of PP&E                                 550          183
   Acquisitions                                                (4,853)        (310)
   Divestitures                                                 1,703           --
   Other investment flows                                         121          350

Net cash provided (used) by investing activities              (20,594)     (17,538)

Cash flows from (for) financing activities:
   Proceeds from issuance of short-term notes                   6,476           --
   Proceeds from issuance of long-term debt                        --        9,000
   Retirements of long-term debt                              (29,134)      (3,575)
   Debt retirement costs                                       (1,504)          --
   Other financing flows                                          926        1,508

Net cash provided (used) by financing activities              (23,236)       6,933

Effect of exchange rate changes                                  (742)         350

Increase (Decrease) in cash and cash equivalents              (30,005)     (14,584)

Cash and cash equivalents, beginning of period                 70,228       41,562

Cash and cash equivalents, end of period                     $ 40,223     $ 26,978


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Financial Statements

The interim information furnished in these financial statements is unaudited.

The Registrant and its subsidiaries are referred to herein on a consolidated basis as the Company.

Note 2 - Discontinued Operations

In the third quarter of 1997, the Company recorded certain adjustments related to the October 1996 sale of its packaging businesses resulting in income from discontinued operations of $.3 million, net of applicable income taxes. In the first quarter of 1997, the Company received additional proceeds from the sale of its packaging businesses resulting in income from discontinued operations of $1.5 million, net of applicable income taxes.

Note 3 - Extraordinary Loss

In the first quarter of 1997, the Company repurchased $14.5 million in principal amount of its 12% Senior Notes at a premium of $1.5 million. In addition, deferred debt issuance costs of $.3 million related to the repurchased Notes were written off. An extraordinary loss of $1.5 million, net of applicable income taxes, was reported in the quarter.

Note 4 - Accounting Change

In the second quarter of 1996, the Company changed its method of amortizing unrecognized actuarial gains and losses with respect to its post-retirement benefits to amortize them over a five-year period. The method previously used was to amortize any unrecognized gain or loss in excess of 10% of the Accumulated Post-retirement Benefit Obligation amount over 15 years. This change was accounted for as a change in accounting principle, the cumulative effect of which was recorded as of the beginning of 1996. As a result, net income for the first quarter of 1996 was increased by $1.6 million for continuing operations and $.3 million for discontinued operations.

Note 5 - Computation of Common Share Data

The weighted average number of common shares outstanding used to compute net income per share was 32,479,000 for 1997 and 31,599,000 for 1996.

Note 6 - Income Taxes

The effective tax rate on income from continuing operations was 62.8% and 66.2% for the 1997 and 1996 nine month periods, respectively. Because most of the Company's interest expense is borne in the United States at the parent company, the Company had substantial taxable income in foreign and state jurisdictions. The Company also provided for additional amounts related to open federal return tax years of 1982 to 1990.

Note 7 - Acquisitions

In the first quarter of 1997, the Company acquired the assets of ARC Metals Inc. for $5.0 million in cash and a promissory note in the amount of $2.8 million.

Note 8 - Environmental Matters

In connection with the reorganization of the old Interlake, Inc. (now Acme Steel Company ("Acme")) in 1986, the Company, then newly-formed, indemnified Acme against certain environmental liabilities relating to properties which had been shut down or disposed of by Acme's iron and steel division prior to the 1986 reorganization. As of September 28, 1997, the Company's reserves for environmental liabilities totaled $1.5 million, most of which relates to the Acme indemnification.

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

In May 1994, the Company instituted an action seeking a declaratory judgment against and recoveries from insurers under policies covering nearly 30 years. This action has been stayed pending appeal of a ruling that the Company's notice to the insurers of environmental claims in connection with the Duluth Site was late. The Company has entered into settlement agreements with certain of the defendants in the litigation which has resulted in some recoveries.

The Company's current estimates of its potential environmental liabilities are subject to considerable uncertainty due to continuing uncertainty surrounding one of the sites for which the Company is responsible pursuant to its indemnity of Acme -- namely, the Superfund site on the St. Louis River in Duluth, Minnesota (the "Duluth Site"). These uncertainties primarily relate to whether remediation of certain underwater sediments will be required and, if so, the nature of any remedy. In the light of these uncertainties, the Company's estimates could be subject to change in the future. The Minnesota Pollution Control Agency ("MPCA") has requested the Company to undertake an investigation and to evaluate remedial alternatives for the underwater sediments. The Company's consultants have substantially completed their investigation. Based on this investigation, the Company is reviewing possible remedial alternatives for the underwater sediments. The Company believes that, until this review is completed, any estimate of remediating the underwater sediments will not be meaningful. The Company also continues to believe that the range of reasonable remedial alternatives for the underwater sediments includes that of taking no action, thereby avoiding the disruption of the natural remediation of the underwater sediments which has been underway for over 30 years. Thus, the Company believes the minimum of the range of costs of remedial alternatives to be zero, and to date has not made provision for the remediation of underwater sediments. If a clean-up is ultimately determined to be appropriate, the range of costs would likely be dependent in part upon the extent to which the remedy selected called for the removal and/or treatment of contaminated sediments and could run from several millions to tens of millions of dollars.

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

On March 10, 1995, SC Holdings, Inc., a subsidiary of Waste Management International Plc ("SC Holdings"), filed a complaint in federal district court in Trenton, New Jersey, against Hoeganaes Corporation, an Interlake subsidiary, and numerous other defendants, seeking to recover amounts expended or to be expended in the remediation of the Cinnaminson Groundwater Contamination Site in Burlington County, New Jersey. SC Holdings claims to have spent approximately $10 million in investigation and remediation, and purportedly estimates the total costs of investigation and remediation to be approximately $60 million. The site is a broadly-defined Superfund site which encompasses a landfill formerly operated by SC Holdings and may also include the groundwater under Hoeganaes' Riverton, New Jersey facility. Hoeganaes may have shipped certain materials to the landfill. SC Holdings alleges that Hoeganaes has liability as both an owner/operator and a generator. The parties to the litigation are presently engaged in a court-supervised non-binding allocation process which is presently expected to be completed in the first half of 1998. The Company believes Hoeganaes has meritorious defenses to both of the alleged bases of liability.

Note 10 - Possible Sale of Handling Businesses

As announced in March 1997, the Company is exploring the sale of its Handling businesses.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Third Quarter 1997 Compared with Third Quarter 1996

Net sales from continuing operations of $195.5 million in the quarter ended September 28, 1997 compared with sales of $174.0 million in the prior year period. Currency exchange fluctuations reduced the sales increase by $3.3 million compared to the 1996 quarter. Sales in the Engineered Materials segment grew 16% to $74.1 million due to higher volume at Special Materials and increased fabricated component sales at Aerospace Components. Handling segment sales increased 10% to $121.4 million due to increased sales in all regions. Operating profit of $14.1 million compared to $14.4 million in the prior-year period. The 1996 quarter operating profit included a $1.2 million one-time gain from changes made to certain post-retirement medical and life insurance benefits for which certain domestic employees could have become eligible. Income from continuing operations of $.5 million in the 1997 quarter compared to $.4 million in the 1996 quarter. Net income of $.8 million for the 1997 quarter compared to $2.2 million in 1996. The 1997 quarter included $.3 million of income from discontinued operations compared to $1.8 million in 1996.

Segment Results

The Company's businesses are organized into two segments: Engineered Materials and Handling. Businesses in Engineered Materials are Special Materials (ferrous metal powders) and Aerospace Components (precision aerospace component fabrication and aviation repair). Businesses in Handling are North American, European and Asia Pacific handling operations.

                                              Third Quarter Segment Results

                                             Net Sales       Operating Profit
                                           1997     1996      1997      1996
                                                   (in millions)
Engineered Materials
      Special Materials                   $ 46.5   $ 43.7
      Aerospace Components                  27.6     20.4

                                            74.1     64.1    $10.8     $ 9.1

Handling                                   121.4    109.9      3.6       5.5

Corporate Items                                                (.3)      (.2)

Consolidated Totals                       $195.5   $174.0    $14.1     $14.4


Engineered Materials

Sales in the Engineered Materials segment increased 16% to $74.1 million, reflecting stronger metal powder sales at Special Materials and higher fabricated component sales at Aerospace Components. Profit for the segment increased 19%.

Special Materials' metal powder sales increased 6% compared with the same period last year, reflecting a unit volume increase of 7% which was limited by auto industry strikes in the current quarter. Earnings declined 6% because of increased spending for manufacturing maintenance in the 1997 quarter compared to the same period last year.

Aerospace Components' sales increased 35% for the quarter as shipments increased on several engine programs in the fabricated components business. Profit for the quarter increased 84% due to additional volume and reduced manufacturing costs in the fabricated components business.

Order backlogs in this segment were $178.6 million, up from $158.0 million at the end of the third quarter of 1996. Special Materials' backlog, which is generally short term in nature, was down 9%. Aerospace Components' record backlog rose 19%, with new and follow-on orders for commercial, military and space programs.

Handling

Sales in the Handling segment increased 10% to $121.4 million, compared with $109.9 million in the 1996 period, with higher sales volume partially offset by lower prices at most units. At comparable exchange rates, 1997 third quarter sales increased 13% over the 1996 period. European sales rose 10% due to increased volume partially offset by lower sales prices at most units, while Asia Pacific sales improved 32% from increased shipments in Australia. Handling sales in North America increased 1% in the 1997 quarter compared to the prior year period, as volume increases were substantially offset by lower sales prices.

Handling's third quarter profit declined 33% to $3.6 million compared with $5.5 million in the 1996 period. North American profit decreased 84% due to lower selling prices and increased manufacturing costs partially offset by higher volume. The 1996 quarter benefited from a one-time gain of $.9 million from changes made to certain North American postretirement benefits. European profit increased 16% as higher volume and reduced material costs exceeded lower sales prices at most units. Asia Pacific profit increased 88% principally due to higher volume within Australia. Changes in exchange rates did not have a material effect on profit comparisons in the third quarter.

Order backlogs in the Handling segment increased 34% to $125.2 million compared to $93.1 million at the end of the third quarter 1996. Asia Pacific's record backlog increased 138% compared to September 1996. North American backlog rose 14% compared to the prior year quarter.

Nine Months 1997 Compared with Nine Months 1996

Net sales from continuing operations were up 7% to $551.5 million in the first nine months of 1997, compared with net sales of $513.9 million in the
1996 period.   Currency exchange fluctuations reduced the sales increase by
$3.5 million compared to the 1996 nine-month period. Sales in the Engineered Materials segment increased 16% to $224.2 million, due to higher unit volume at Special Materials and higher fabricated component sales at Aerospace Components. In the Handling segment sales were up 2% to $327.3 million. Higher sales in Europe and Asia Pacific were partially offset by lower sales in North America. Operating profit increased 6% to $44.0 million, from $41.4 million in 1996. Income from continuing operations in the 1997 period was $1.2 million compared with $.2 million in 1996. Operating profit in the 1996 period included a $1.2 million one-time gain from changes made to certain post-retirement medical and life insurance benefits. Selling and administrative expenses were 13.5% of sales for the first nine months of 1997 compared to 14.7% in the 1996 period. Net income of $1.6 million in the 1997 period included income of $1.8 million from discontinued operations and an extraordinary loss of $1.5 million on the early retirement of a portion of the Company's debt. Net income in the first nine months of 1996 included $4.3 million from discontinued operations and a $1.6 million benefit from the cumulative effect of a change in accounting principle.


Segment Results
                                             Nine Month Segment Results
                                           Net Sales     Operating Profit
                                        1997      1996     1997      1996
                                                  (in millions)
Engineered Materials
     Special Materials                 $147.7    $130.8
     Aerospace Components                76.5      62.5

                                        224.2     193.3   $36.7     $28.9

Handling                                327.3     320.6     8.1      13.7

Corporate Items                                             (.8)     (1.2)

Consolidated Totals                    $551.5    $513.9   $44.0     $41.4


Engineered Materials

Sales in the Engineered Materials segment increased 16% to $224.2 million reflecting stronger metal powder sales at Special Materials and higher fabricated component sales at Aerospace Components. Profit for the segment increased 27%.

Special Materials' metal powder sales increased 13% due to increased unit volume of 15% compared with the year earlier period. Earnings increased 15% in the nine-month period, reflecting the additional unit volume and lower material costs, somewhat offset by lower selling prices.

Aerospace Components' sales increased 22% compared with the same period last year, as shipments increased on several engine programs in the fabricated components business. Profit for the period increased 45% due to the additional volume and lower manufacturing costs.

Handling

Sales in the Handling segment increased 2% compared to the 1996 period to $327.3 million. At comparable exchange rates, sales in the 1997 nine-month period increased 3% compared to the 1996 period. North American sales declined 4%, as lower sales prices were partially offset by volume increases. Sales in Asia Pacific improved 19% because of increased shipments within Australia. European sales rose 2% compared to the 1996 period, as increased volume was partially offset by lower selling prices at most units.

Handling's profit for the nine-month period decreased 41% compared to the same period last year. North American profit decreased 70% as lower selling prices and higher manufacturing costs were partially offset by increased
volume.   In Europe, higher volume, lower material costs and reduced selling and administrative expenses, partially offset by lower selling prices, contributed to a 46% profit increase. Asia Pacific profit increased 64% compared to the 1996 nine-month period due to higher shipments within Australia partially offset by higher manufacturing and selling and administrative costs. Changes in exchange rates did not have a material impact on profits during the periods.


Discontinued Operations

Certain adjustments recorded in connection with the October 1996 sale of the packaging businesses resulted in additional income of $.3 million, net of income taxes, in the third quarter of 1997. In the first quarter of 1997, the Company received additional proceeds from the sale of its packaging businesses resulting in income from discontinued operations of $1.5 million, net of income taxes.

Extraordinary Loss

An extraordinary loss of $1.5 million, net of income taxes, was recorded in the first quarter of 1997 for the premium incurred and the write-off of deferred debt issuance costs related to the repurchase and early retirement of $14.5 million in principal amount of the Company's 12% Senior Notes.

Financial Condition

The Company's total debt at the end of the third quarter was $378.0 million, down $20.9 million from year-end 1996. Cash and equivalents totaled $40.2 million at the end of the quarter, compared with $70.2 million at the end of 1996, principally due to the acquisition of ARC Metals by Special Materials, the repurchase of $14.5 million in principal amount of 12% Senior Notes in the open market, the repayment of bank debt and capital expenditures. Capital expenditures of $18.1 million during the first nine months of 1997 were comparable to capital spending in the 1996 period. The Company anticipates that 1997 capital spending will be approximately $27.0 million.

Under its bank credit agreement, the Company has available revolving facilities of an additional $32.2 million over the September 28, 1997 revolving indebtedness. If current levels of performance are maintained, the Company anticipates it will be in compliance with the covenants under its bank credit agreement. The Company believes that it will have adequate liquidity to meet its debt service and operating requirements, based on expected operating cash flow, cash on hand, and the availability of additional revolver borrowings under the Company's bank credit agreement.

Sale of Handling Businesses

As announced in March 1997, the Company is exploring the sale of its Handling businesses.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

             Exhibit 4.1 Thirteenth Amendment, dated as of July 28, 1997, to the Amended and Restated Credit Agreement

             Exhibit 27 Financial Data Schedule for the quarter ended September 28, 1997

(b)          Reports on Form 8-K

             No reports on Form 8-K have been filed during the quarter for which this report is filed.





                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE INTERLAKE CORPORATION



October 23, 1997                           /s/STEPHEN GREGORY
                                           Stephen Gregory
                                           Vice President - Finance
                                           and Chief Financial Officer