Form 10-K
period 1997-12-28
INTERLAKE CORP
filed 1998-02-27
CIK 790929

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 1997      Commission file number 1-9149

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X]
No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of common stock, $1.00 par value, held by non-affiliates as of February 13, 1998: $103,083,713

As of February 13, 1998, 23,122,142 shares of the Registrant's common stock were outstanding.

                   Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for the 1998 Annual
Meeting of Stockholders (to be filed) are incorporated by reference into Part III.


                        THE INTERLAKE CORPORATION
                      Form 10-K Annual Report-1997
                            Table of Contents



PART I                                                               Page
  Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . .3
  Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . .8
  Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .8
  Item 4.  Submission of Matters to a Vote of Security Holders. . . . .8

PART II
  Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters. . . . . . . . . . . . . . . . . . . .9
  Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . 10
  Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . 11
  Item 8.  Financial Statements and Supplementary Data. . . . . . . . 18
  Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure. . . . . . . . . . . 43

PART III
  Item 10. Directors and Executive Officers of the Registrant . . . . 44
  Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . 45
  Item 12. Security Ownership of Certain Beneficial Owners
             and Management . . . . . . . . . . . . . . . . . . . . . 45
  Item 13. Certain Relationships and Related Transactions . . . . . . 45

PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports
             on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . 46

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 52

FORWARD LOOKING STATEMENTS

  This Form 10-K contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs and future financial performance and assumptions underlying the foregoing relating to the adequacy of the Company's future liquidity, expected capital expenditures for environmental compliance and the cost of implementing environmental remedial activities, the availability of substitute supplies of raw materials and the impact of pending legal proceedings. Actual results or outcomes could differ materially from those discussed in the particular forward looking statement based on a number of factors, including (i) the Company's future operating results and its ability to put in place new or replacement credit facilities, (ii) government actions or initiatives with respect to environmental matters either generally or with respect to specific instances involving the Company, (iii) the inability of the Company to obtain adequate quantities of raw materials from its existing suppliers or to obtain such materials from alternative sources and (iv) the Company's ability to resolve legal proceedings on favorable terms.


                                  PART I

As used herein, the term "Company" means The Interlake Corporation and its subsidiaries. The terms "Interlake" and "Registrant" mean The Interlake Corporation, the parent company.

ITEM 1-BUSINESS

GENERAL

The Company is engaged in the design, manufacture and sale or distribution of products primarily in the automotive, materials handling, and aerospace industries. In 1997, the Company sold its foreign Handling businesses as discussed in Note 2 of Notes to Consolidated Financial Statements. In 1996, the Company sold its Packaging businesses as discussed in Note 3 of Notes to Consolidated Financial Statements. The Company's operations are divided into two segments: Engineered Materials and Handling. For certain information regarding these segments, including information regarding geographic regions, see Note 8 of Notes to Consolidated Financial Statements.

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

SPECIAL MATERIALS

General-The Company conducts its Special Materials business through its Hoeganaes Corporation subsidiary. Hoeganaes is the North American market and technology leader in the production of ferrous (iron-based) metal powders. Ferrous metal powder is used by customers primarily to manufacture precision parts for automobiles, light trucks, farm and garden equipment, heavy construction equipment, hand tools and appliances. Precision parts produced using powdered metal technology have certain cost and design advantages over parts produced using conventional techniques such as forging, casting, stamping or machining, as they may be manufactured with less wasted raw material, lower labor costs and little or no additional machining.

Suppliers to the automotive industry constitute the largest market for Hoeganaes' products. Average usage of ferrous metal powder per vehicle in North America has increased from 19 pounds in 1987 to 33 pounds in 1997 due to new applications (for example, anti-lock brakes, connecting rods and bearing end caps) as well as increased demand for four wheel drive vehicles in the light truck category (including sport utility vehicles and minivans), which use greater amounts of ferrous metal powder per vehicle.

Strategy-Hoeganaes' position as the North American market leader is based on its broad product range and new product development coupled with cost-efficient manufacturing processes producing a high quality metal powder. Hoeganaes' strategy is to commercially develop new powder metal products, manufacturing processes and applications, thereby promoting the increased use of powder metallurgy generally. In light of Hoeganaes' proprietary powder metal products, this strategy has established Hoeganaes as the sole source for these products. This strategy is based on the Company's ongoing research and development efforts, whereby Hoeganaes' application specialists work closely with customers to advance the performance characteristics achievable through powder metallurgy.

Markets-The North American market for ferrous metal powders can be divided into two parts: structural (metal powder to be compressed into solid parts) and non-structural (powders principally used in welding, chemicals and photocopying).

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

Customers-Although more than 50% of Hoeganaes' product shipments are ultimately used in automobiles and other light vehicles, Hoeganaes' customers generally are not the auto manufacturers, but rather intermediary parts fabricators. In recent years, there has been increasing consolidation among the powder metal parts manufacturers; however, no single customer accounted for more than 3.2% of the Company's net sales in 1997. Sales are made by Hoeganaes' direct sales force.

Products-The Company believes that Hoeganaes currently has the broadest product line of North American ferrous metal powder producers. It is also a leader in the research and development of advanced proprietary powders and processes. Hoeganaes' patented ANCORBOND(R) and ANCORDENSE(R) blend technologies, for example, allow the formulation of press-ready mixes that result in more consistent metallurgical properties in finished parts with increased part strength and density while also increasing press productivity for parts fabricators.

To achieve specific performance objectives, powder metal parts producers require steel powder mixed with various alloying constituents such as copper, nickel, molybdenum or graphite plus other additives. In addition to producing conventional mixes, Hoeganaes offers customers the advantages of ANCORBOND(R) premixes produced with a proprietary mixing process. With ANCORBOND(R) premixes, additives are bonded directly to the steel particles, resulting in more consistent metallurgical properties and improved manufacturing productivity. The ANCORDENSE(R) process uses heat throughout the part-forming operation. The combination of special, bonded premixed powders and warm compaction enables fabricators to produce parts with properties that previously could be obtained only through more expensive processes.

Production-Hoeganaes has two basic production processes. The first process is atomizing, which converts scrap steel into powders through the use of an electric furnace steel making and water atomization system. Hoeganaes has the two largest atomizing plants in North America. The second process is direct reduction which converts high purity iron ore into a unique, highly porous metal powder. Hoeganaes has the only direct reduction process facility in North America. Hoeganaes also formulates these powders into press-ready mixes for its customers.

Minority Interest-The Company owns 80% of the capital stock of Hoeganaes. The remaining 20% is owned by Hoganas AB, a Swedish corporation.
Agreements between the owners of Hoeganaes define the structure of the Hoeganaes board of directors, grant to each party a right of first refusal with respect to a proposed sale of Hoeganaes stock and provide for technology exchanges and tax sharing arrangements.

AEROSPACE COMPONENTS

General-The Company conducts its Aerospace Components business through its Chem-tronics, Inc. subsidiary. Chem-tronics is a leading producer of lightweight, fabricated products for commercial, military and aerospace applications, and also provides jet engine fan blade repair services. Chem-tronics offers its customers a vertically integrated facility, thereby eliminating the need for numerous subcontractors for a single component. Chem-tronics' principal products are sold directly to engine manufacturers under arrangements which generally establish Chem-tronics as the sole source of supply.

Strategy-Responding to the decline of the defense industry, Chem-tronics' strategy during the 1990s has been to diversify and realign its fabrication business by reducing dependence on military business through expansion of the commercial and space segments. Commercial and space programs have substantially offset declining military business and represented 69% of Chem-tronics' sales in 1997, up from 21% in 1987. At the end of 1997, Chem-tronics had a backlog of nearly $144 million of fabrication orders, including significant multi-year agreements with Rolls-Royce, Pratt & Whitney, General Electric and Allison.

Products and Customers-Chem-tronics' fabricated products include rings, cases and modules for large commercial aircraft jet engines, ducts for military jet engines, exhaust nozzles and structures for jet engines and space launch vehicles, and other complex fabrications for a variety of aerospace applications. The primary fabrication customers are the original equipment manufacturers ("OEMs") of jet aircraft and engines. The Company believes that its sales have benefitted, and will continue to benefit, from the trend toward outsourcing by OEMs.

Production Processes-The primary processes used in the fabrication business are chemical milling, welding, forming, machining, non-destructive testing and inspection. Chem-tronics uses a patented Unistructure(R) technology, a chemical milling process which produces integral rib and skin structures that are both stiff and lightweight. Unistructure(R) components have significant cost and performance advantages over parts produced using other fabrication methods.

Repair-In addition to its fabrication business, Chem-tronics provides comprehensive repair services for jet engine fan and compressor blades, discs and combustion liners. Repair services are sold directly and through sales agents. Repair customers include major domestic and international airlines, all major jet engine manufacturers and engine overhaul centers.

HANDLING

General-The Handling segment is comprised of the Company's domestic Handling unit which designs, manufactures and sells storage rack, conveyors and related order fulfillment equipment for use in warehouses, distribution centers, retail stores and for other storage applications.

The Company believes Handling has the largest share of the storage rack market in the U.S. Its customers are primarily engaged in the retailing and wholesaling of food and consumer durables and non-durables and industrial products as well as records retention. Handling's rack systems are used in warehouse and distribution applications ranging from simple pallet storage to sophisticated warehouse systems and warehouse-type retail store environments.

Handling's direct sales and distribution networks allow it to satisfy the needs of large customers and projects, as well as smaller, geographically distant customers. Handling's design capabilities and large manufacturing capacity enable it to undertake large scale projects for many of the largest retailers. In addition, its large size allows it to realize significant economies of scale in product development, design and manufacturing.

Strategy-Handling's strategy is to enhance its position of market leadership by continuously improving product quality, manufacturing efficiency and customer service and support, while exploiting opportunities for geographic and new product growth.

Products-Handling's primary product is storage rack which is used for storing unit loads in distribution centers, warehouse facilities, retail stores and factories. Storage rack can be assembled in a variety of configurations depending on individual customer needs. Handling offers a broad range of products, including products that allow for FIFO and LIFO storage and retrieval, for the storage of bulky, awkwardly shaped items (lumber, carpet rolls, furniture, etc.) and for the storage and retrieval of very heavy items. Handling also sells conveyors and conveyor systems which range from simple gravity conveyors to complex belt and chain powered conveyors.

Product Development, Design and Manufacturing-In addition to competing on the basis of cost and quality, Handling utilizes proprietary software, computer aided design applications and its in-house structural engineering staff to design the optimal solution for each customer's storage requirements. Extensive technical training for its sales staff and for third-party distributors enables Handling to be responsive to customer needs. Handling's design software is also used to generate detailed bills of material which automatically specify the size, type and quantity of all components to be used in the project, streamlining the selling, design and manufacturing process.

Handling's facilities generally purchase steel coils and then form, assemble and paint the product for various storage applications. Steel comprises approximately 60% to 70% of production cost. Handling believes it is a low cost producer. Continuing emphasis is placed on overhead and manufacturing cost control and the efficient utilization of raw materials.

Sales and Distribution-The Company believes that Handling's direct sales force and extensive distributor network give it a significant competitive advantage. Handling is represented by a network of over 150 distributors and a direct sales force in North America. Handling believes that its direct sales force allows it to satisfy the complex needs of large customers and applications, while its extensive distributor network allows it to reach smaller, geographically distant customers.

CUSTOMERS; ORDER BACKLOGS

Engineered Materials-Sales to three jet engine manufacturers accounted for approximately 55% of Aerospace Components' sales, equivalent to 19% of Engineered Materials' sales and 8% of total Company sales in 1997. Sales to three parts fabricators accounted for approximately 30% of Special Materials' sales, equivalent to 19% of Engineered Materials' sales and 8% of total Company sales in 1997. The Company is a supplier to these companies and has no other significant relationship with them. Sales to these companies are made pursuant to purchase orders.

At December 28, 1997 and December 29, 1996, the backlog of orders for Engineered Materials was $174.6 million and $166.1 million, respectively. Special Materials' backlog, which is generally short-term in nature, was down 15%. Aerospace Components' backlog increased 11%. All orders for Engineered Materials at December 28, 1997 were believed to be firm, but approximately 36% of these orders are subject to renegotiation. Approximately 83% of the backlog is expected to be delivered during 1998.

Handling-Handling's products are sold to a substantial number of retail and industrial customers. Sales in North America to two large retailers and a records retention firm represented 9% of segment sales and 5% of total Company sales in 1997. The backlog of orders for this segment at December 28, 1997 was $36.2 million compared with $22.9 million at December 29, 1996. All orders at December 28, 1997 were believed to be firm and are expected to be filled during 1998.

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

RESEARCH AND DEVELOPMENT

Research activities are directed toward developing primary products and processes. Expenditures on research activities by business segment were as follows:
                                              1997       1996       1995
                                                       (in millions)

   Engineered Materials. . . . . . . . . . . .$2.9       $2.2       $2.1
   Handling. . . . . . . . . . . . . . . . . . 1.3        1.6        1.0
        Total. . . . . . . . . . . . . . . . .$4.2       $3.8       $3.1

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

ENVIRONMENTAL MATTERS

The Company's operations are subject to extensive and changing federal, state and local environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances. As a result, the Company is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. In addition, the Company's future capital and operating expenditures will continue to be influenced by environmental laws and regulations; however, the Company does not believe these expenditures are likely to have a material adverse effect on its earnings or its ability to compete with other companies. In 1997, capital expenditures for environmental compliance were $2.1 million and the Company estimates that environmental capital spending for 1998 will be $1.5 million. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Nonoperating Items", and Notes 17 and 18 of Notes to Consolidated Financial Statements.)

EMPLOYEES

At December 28, 1997, the Company employed a total of 2,491 persons, consisting of 773 salaried and 1,718 hourly employees. Of the hourly employees, 46% are represented by unions, with no single union representing a significant number of the hourly employees. Two labor contracts covering approximately 19% of hourly employees will expire in the fourth quarter of 1998.

RAW MATERIALS

The Company's principal raw materials are steel and steel scrap which are purchased in the open market where no shortages are anticipated. The Company also purchases large extruded metal shapes and milled products that are available from a limited number of suppliers and high purity iron ore imported from limited foreign sources. The Company believes these sources are adequate to provide for the current and future needs of each of the Company's segments and believes that, if necessary, adequate substitute supplies and suppliers could be obtained without any material adverse effect on the Company's operations or operating results; however, there can be no assurance that the Company will not encounter raw material shortages during the year. The Company's conclusions as to availability and impact are based upon the Company's general knowledge of the markets for its raw materials, and its use of alternative sources from time to time.


ITEM 2-PROPERTIES

The following are the principal properties of the Company, listed by business unit:


                                                                 Usable Space
  Business Unit          Function                 Owned/Leased   (Square Feet)

ENGINEERED MATERIALS
Hoeganaes
  Riverton, NJ         Manufacture iron and steel
                         metal powder                  Owned        542,000
  Gallatin, TN         Manufacture steel metal powder  Owned        200,000
  Milton, PA           Bonding and blending metal
                         powder, warehouse             Owned        102,000
  Ridgway, PA          Screening, mixing and
                         packaging facility            Leased        57,500

Chem-tronics
  El Cajon, CA         Manufacture aerospace           Owned        273,000*
                         components and repair of jet
                         engine fan blades          Building owned   39,000
                                                    on leased land
  Tulsa, OK            Repair of jet engine fan
                         blades                        Owned         42,000

HANDLING
  Pontiac, IL          Manufacture storage rack        Owned        400,000*
  Sumter, SC           Manufacture storage rack        Owned        250,000*
  Lodi, CA             Manufacture storage rack        Owned        125,000*
  Shepherdsville, KY   Manufacture conveyors           Owned        106,000*

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

ITEM 3-LEGAL PROCEEDINGS

The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business. None of these proceedings is material within the meaning of regulations of the Securities and Exchange Commission. In addition, the Company is involved in certain legal proceedings described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 17 and 18 of Notes to Consolidated Financial Statements.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 1997.


                                 PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The principal market for Interlake's common stock is the New York Stock Exchange (ticker symbol IK). The common stock is also listed on the Chicago Stock Exchange and is admitted to unlisted trading on the Pacific Stock Exchange and the Boston Stock Exchange.

Interlake has not paid a dividend or made a distribution with respect to its common stock since the third quarter of 1989. Restrictions under Interlake's bank credit agreement and the indentures relating to its Senior Subordinated Debentures and Senior Notes (see Note 12 of Notes to Consolidated Financial Statements) will prevent it from paying any cash dividends in 1998 or in the foreseeable future.

On December 28, 1997, there were approximately 6,086 holders of record of Interlake's common stock.

High and low sales prices of Interlake's common stock as reported on the NYSE composite ticker tape during each of the eight calendar quarters during the period ending on December 31, 1997 were:

                                                1997                 1996
                                               Price                Price
                                           High      Low        High      Low
Calendar Quarter Ended
     March 31. . . . . . . . . . . . . .$  4-1/8   $ 2-7/8     $2-1/2   $1-3/4
     June 30 . . . . . . . . . . . . . .   4-1/2     3-1/4      3-5/8    1-7/8
     September 30. . . . . . . . . . . . 6-15/16    4-5/16      4-1/2    2-3/4
     December 31 . . . . . . . . . . . .   7-1/2     3-7/8      4-1/4    3


ITEM 6-SELECTED FINANCIAL DATA
       (in thousands except per share data)
       (references to Notes are references to Notes to Consolidated
        Financial Statements)

During the fourth quarter of 1997, the Company sold its foreign Handling businesses, as discussed in Note 2. Operating results of the foreign Handling businesses are included for eleven months of 1997 as compared to twelve months in prior years.

During the fourth quarter of 1996, the Company sold its Packaging businesses, as discussed in Note 3. The following selected statement of operations data has been restated to reflect separately the operating results and gain on the sale of the Packaging businesses as discontinued operations. Net income (loss) includes discontinued operations. The following selected balance sheet data was not restated.

For the Year                                 1997            1996            1995           1994            1993

Net sales from continuing operations       $725,591        $709,585        $689,913       $622,400        $559,192
Income (loss) from continuing operations
   before extraordinary loss and
   accounting change                       $ 16,370(1)     $  7,525        $    993       $(23,251)(2)    $(27,390)(1)(3)

Net income (loss)                          $ 16,721(1)(4)  $ 55,244(4)     $    765(4)    $(40,751)(2)    $(25,962)(1)(3)(5)

Income (loss) from continuing operations
   before extraordinary loss and
   accounting change per common share:
    Basic                                     $ .71(1)        $ .33           $ .04         $(1.06)(2)      $(1.24)(1)(3)
    Diluted                                     .50(1)          .24             .03          (1.06)(2)(6)    (1.24)(1)(3)(6)
Net income (loss) per common share:
    Basic                                     $ .72(1)(4)     $2.39(4)        $ .03(4)      $(1.85)(2)      $(1.18)(1)(3)(5)
    Diluted                                     .51(1)(4)      1.74(4)          .03(4)       (1.85)(2)(6)    (1.18)(1)(3)(5)(6)
Average number of shares outstanding:
  Basic                                      23,198          23,093          22,691         22,027          22,027
  Diluted                                    32,848          31,670          30,520         22,027(6)       22,027(6)

(1) includes nonoperating charges for environmental matters of $10,500 ( see Note 17) in 1997 and $4,750 in 1993
(2) includes a charge for goodwill write-down of $13,202 in continuing operations and $20,972 in discontinued operations
(3) includes a restructuring charge of $5,216 in 1993
(4) includes extraordinary losses on early extinguishment of debt of $1,482 in 1997, $267 in 1996 and $3,448 in 1995 (see Note
     6) and cumulative effect of changes in accounting principles of $1,876 in 1996 (see Note 5)
(5) includes a restructuring charge of $5,611 in 1993
(6) excludes potential common shares because of the antidilutive effect upon per share amounts

1995 was a 53-week year while all other periods were 52-week years


ITEM 6-SELECTED FINANCIAL DATA (continued)
       (in thousands except per share data)

At Year End                                      1997            1996            1995           1994            1993
Working capital
     -cash and cash equivalents               $ 84,508        $ 70,228        $ 41,562       $ 39,708        $ 31,934
     -debt due within one year                 (27,267)         (3,759)         (3,759)       (24,553)         (2,525)
     -other working capital                      1,895          46,492          61,968         52,464          44,460
     -total working capital                     59,136         112,961          99,771         67,619          73,869

Total assets                                  $373,066        $457,723        $459,802       $444,953        $464,160

Long-term debt, including current maturities   323,632         398,819         443,615        442,451         443,135

Convertible Exchangeable Preferred Stock        39,155          39,155          39,155         39,155          39,155

Common stockholders' equity (deficit)         (197,720)       (228,134)       (291,677)      (296,435)       (259,767)


ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (dollars in millions except per share data)
       (references to Notes are references to Notes to Consolidated
        Financial Statements)

Net Sales and Operating Profit by Business Segment
(in millions)

                                          Net Sales                                Operating Profit

                                1997        1996        1995                 1997        1996        1995
Engineered Materials
   Special Materials           $197.5      $173.2      $175.7
   Aerospace Components         107.2        84.3        72.7
                                304.7       257.5       248.4               $47.8       $40.5       $38.3
Handling                        420.9       452.1       441.5                 6.7        24.8        21.3
Corporate Items                                                              34.6        (1.6)       (2.0)
Total                          $725.6      $709.6      $689.9               $89.1       $63.7       $57.6

During the fourth quarter of 1997, the Company sold its foreign
Handling businesses as discussed in Note 2. The results of their operations and cash flow are included in the Company's consolidated statement of operations and consolidated statement of cash flows for eleven months through the end of November 1997, as compared to twelve months in 1996 and 1995. The Company remains in the Handling business in North America. The Company's continuing operations are divided into two segments: Engineered Materials and Handling. For certain information regarding these segments and geographic regions, see Note 8.

Results of Operations
Net sales from continuing operations were $725.6, $709.6 and $689.9, respectively, in 1997, 1996 and 1995. Excluding the sales of the sold foreign Handling businesses, sales were $483.5, $451.6 and $439.7, respectively, in 1997, 1996 and 1995. Net sales in the Engineered Materials segment were up $47.2 in 1997. Sales in the Aerospace Components business were up $22.9 as shipments increased on several key commercial and military engine programs, while increased shipments of metal powders by the Special Materials business increased sales by $24.3. Handling segment sales were down $31.2 due to the inclusion of foreign Handling's sales for only eleven months in 1997, as well as a $15.4 decline in 1997 in North American Handling's sales. Currency fluctuations also reduced sales from continuing operations by $6.1 compared with 1996. Net sales in the Engineered Materials segment were up $9.1 in 1996. Sales in the Aerospace Components business increased $11.6 as shipment levels increased in 1996 on several key engine programs, while sales of metal powders by the Special Materials business posted a small decline. Handling sales were up $10.6 in 1996, as North American and Asia Pacific sales again reached record levels. The years 1997 and 1996 were 52-week periods, while 1995 was a 53-week period.

Operating profit was $89.1, $63.7 and $57.6, respectively, in 1997, 1996 and 1995. In 1997, operating profit included a gain of $35.6 ($25.2 net of tax) from the sale of the foreign Handling businesses, but was reduced by an additional $.9 of expense resulting from the early paydown of the Company's Employee Stock Ownership Plan ("ESOP") bank debt (see Note 4). In 1996, operating profit benefitted from the adoption of a fair value approach with respect to accounting for the ESOP, as discussed in Note 4, along with changes in the assumptions used in calculating the Company's liability for postretirement medical and life insurance benefits and the elimination of such benefits for certain active domestic employees, as discussed in Note 11. The combined effect of these changes in 1996 was a favorable adjustment to operating profit of $5.3. In 1995, a one-time provision of $2.6 was incurred to reduce fixed costs at the now sold European Handling business. Excluding the operating results of the sold foreign Handling businesses, the gain on the sale of the foreign Handling businesses and accelerated ESOP expense in 1997, the favorable adjustments to income in 1996 and the 1995 charge to reduce fixed costs, operating profit was $44.4, $48.4 and $50.3 in 1997, 1996 and 1995, respectively.

Operating profit in 1997 benefitted from improved results at Special Materials and Aerospace Components as well as from reduced Corporate expenses, but they were more than offset by a decline at Handling North America due to competitive sales pricing and higher manufacturing costs. Operating profit in 1996 benefitted from improved results in Aerospace Components and Handling North America, offset in part by reduced earnings in Special Materials and in the sold foreign Handling operations.

From 1995 to 1997, Special Materials' shipments of metal powders grew by 12%, reflecting increased usage of metal powders in automotive and nonautomotive applications as well as increased North American automobile and truck production. At Aerospace Components, commercial, military and space fabrication sales increased, growing by $30.1 since 1995. Repair sales increased $4.5 in 1997 as compared to 1995, reflecting a 1996 resurgence in demand from the airline industry which leveled in 1997. In Handling, 1997 sales were below 1996 and 1995 principally due to competitive sales pricing at the remaining business unit, Handling North America. Sales of the sold foreign Handling businesses were included for eleven months in 1997 and for twelve months in 1996 and 1995. Foreign Handling sales in 1996 were ahead of 1995 in the Asia Pacific markets, but were lower in Continental Europe where the economy continued to be soft.

Cost of sales as a percentage of sales was 79% in 1997 and 77% in both 1996 and 1995. As a percentage of sales, selling and administrative expenses were 13% in 1997, 14% in 1996 and 15% in 1995.

The following business segment commentary excludes the gain from the sale of the foreign Handling businesses in 1997. The discussion of individual business unit results is presented before allocation of general corporate expenses and before the $2.6 favorable ESOP adjustment in 1996 (see Note 4). See Note 8 for further information on business segments.

Engineered Materials
Engineered Materials includes Special Materials (metal powders for manufacturing precision parts) and Aerospace Components (precision machined structures, complex fabrications and jet engine component repairs).

Sales increased 18% in 1997 in the Engineered Materials segment. Special Materials' sales increased 14% reflecting a 16% increase in shipments over 1996 levels due to strong demand in both automotive and nonautomotive sectors. Aerospace Components' sales increased 27% reflecting continued increases in fabrication shipments on several commercial and military programs. Space program fabrication shipments declined 15% and repair activity was comparable to 1996 levels.

Aerospace Components' defense-related business represented approximately 31%, 30% and 32% of its sales in 1997, 1996 and 1995, respectively. Defense-related sales as a percentage of the Company's consolidated sales were approximately 5% in 1997, 4% in 1996 and 3% in 1995. The fabrication business of Aerospace Components has continued its strategy of increasing its penetration of the commercial and space sectors, while continuing to secure new military business. The business continued to develop expertise in fabrication of the very large components used on new high-thrust commercial jet engines.
Sales to the commercial and space sectors have more than tripled from 1993 to 1997, while military sales increased 41% in the same period.

Operating profit for the Engineered Materials segment increased 18% in 1997 over 1996. Special Materials' operating profit increased 11% reflecting a 16% increase in shipments and lower manufacturing costs partially offset by lower selling prices and higher freight and administrative costs. The favorable effects of the postretirement medical and life adjustments described in Note 11 benefitted 1996 results. At Aerospace Components, operating profit increased 42% due to increased shipments of fabricated components which were partially offset by higher production costs.

Sales increased 4% in 1996 in the Engineered Materials segment.  North
American automobile and light truck production remained essentially level in 1996 compared with 1995. Special Materials' shipments decreased 3% from 1995, due to competitive pressures in non-proprietary powders and the disruptions of powder metal usage by several strikes in the automotive industry. Aerospace Components' sales were up 16%, with increased fabrication shipments on several newer commercial, military and space programs and higher sales on certain repair programs. Repair sales increased 21% in 1996 over 1995 reflecting the higher utilization rates of certain aircraft engines, along with several programs to perform blade modifications recommended by engine manufacturers.

Operating profit for the Engineered Materials segment increased 6% in 1996 over 1995. Special Materials' operating profit declined 6%, as lower production volume and higher expenses were only partially offset by higher selling prices and the favorable effects of the postretirement medical and life adjustments described in Note 11. At Aerospace Components, operating profit was up 48% in 1996. Higher volume and increased manufacturing efficiency on several newer fabrication programs, along with operational improvements in the repair business, all contributed to the earnings improvement.

The Engineered Materials segment's order backlog at year-end 1997 was $174.6, up from $166.1 at the end of 1996. Special Materials' backlog, which is generally short-term in nature, was down 15% from 1996. Increased orders on military and space programs resulted in an 11% increase in backlog at Aerospace Components at year-end 1997.

Handling
The foreign Handling businesses were sold in the fourth quarter of 1997 and their results are included in segment results for eleven months in 1997 and for the full year in 1996 and 1995. Interlake remains in the Handling business in North America. (See Note 2.)

Handling segment sales in 1997 decreased 7% from 1996 reflecting the inclusion of the foreign Handling businesses for only eleven months in 1997 and an 8% decrease in North American sales. Sales in the remaining business unit, Handling North America, reflected the impact of competitive pricing pressures in all product lines and lower volume in its conveyor line. Foreign Handling sales declined 4% for the eleven months of 1997 as compared to the full year in 1996 at comparable exchange rates.

Operating profit in the Handling segment decreased 73% in 1997 from 1996 levels. The remaining business unit, Handling North America, had an 87% decrease in operating profit reflecting lower sales prices and volume, higher material and manufacturing costs as well as increased employee benefit costs. The sold foreign Handling businesses' operating profit for eleven months in 1997 was level with 1996's full-year results.

Total segment sales in 1996 were up 3% from 1995, at comparable exchange rates. Demand for material handling products at the remaining business unit, Handling North America, continued to be strong after a substantial improvement in 1995, but pricing pressure
held sales growth to 2% in 1996.   At the sold businesses, a 15%
increase in 1996 sales in Asia Pacific reflected opportunities presented by the withdrawal of a conveyor competitor, expanded Pacific Rim activity and favorable exchange rates in relation to the U.S. dollar, which offset the impact of a slowdown in the Australian economy. European Handling sales were essentially level, as increased U.K. sales were offset by lower sales in Germany and unfavorable exchange rate changes.

Segment operating profit increased 17% in 1996. The third quarter of 1995 included a one-time provision of $2.6 related to reducing fixed costs at the businesses sold in the U.K. and Germany. Excluding this provision, operating profit was up 4% from the prior year, as higher volume, lower steel costs, lower expenses in Europe, and the effects of the postretirement medical and life benefits and ESOP adjustments were partially offset by lower prices. At the remaining business unit, Handling North America, profit was up 19%, driven by lower steel costs and additional volume. Excluding the impact of the 1995 provision to reduce fixed costs, operating profit for the European Handling business declined 12% in 1996, as the competitive pricing environment offset the benefits of lower steel costs and expense savings. The benefit from additional sales at Handling Asia Pacific was absorbed by a less favorable mix, the unfavorable impact of a strong Australian currency in the Pacific Rim, higher manufacturing costs and increased selling and administrative expenses. As a result, earnings declined by 29% in 1996.

The Handling North America order backlog of $36.2 increased 58% over year-end 1996, reflecting stronger order intake.

Interest Expense
The Company has a highly leveraged capital structure with substantial net interest expense of $42.5, $45.9 and $45.7 in 1997, 1996 and 1995.
Net interest expense in 1996 and 1995 is after allocation of interest to discontinued operations based on an assumed debt paydown of $75.6.

Nonoperating Items
The Company has certain income and expenses that are not related to its ongoing operations. Ongoing postretirement expenses attributable to disposed or previously discontinued operations are reported as nonoperating items. In 1996, nonoperating items benefitted from a change in the assumptions used in calculating the Company's liability for postretirement medical and life insurance benefits for the former employees of disposed or previously discontinued operations. The effect of this change resulted in a favorable adjustment to nonoperating income of $1.3.

In the fourth quarter of 1997, the Company recorded a charge of $10.5 for anticipated environmental costs. The costs largely relate to the Company's indemnification of the old Interlake (now Acme Steel Company) ("Acme") at the time of Acme's reorganization in 1986. Most of the charge arises out of the anticipated costs of remediating certain underwater sediments at a Superfund site in Duluth, Minnesota. The Company has been identified as a potentially responsible party in connection with the investigation and remediation of this Superfund site; however, the course of remediation for the last operable unit at the Duluth Site, the underwater sediments, has not been established. The Company believes that, based on its current estimate of potential environmental liabilities, including all contingent liabilities, individually and in the aggregate, asserted and unasserted, the costs of environmental matters have been fully provided for or are unlikely to have a material adverse effect on the Company's business, future results of operations, liquidity or financial condition. There can be no assurance, however, that the actual costs associated with potential environmental liabilities will not exceed the Company's estimates. (See Note 17.)

The Company's Hoeganaes Corporation subsidiary is a defendant in an action in federal district court in Trenton, New Jersey, brought by SC Holdings, Inc., a subsidiary of Waste Management International plc. The plaintiff seeks to recover amounts expended or to be expended in investigation and remediation of the Cinnaminson Groundwater Contamination Site in Burlington County, New Jersey, which encompasses a landfill formerly operated by the plaintiff and may also include the groundwater under a Hoeganaes facility. SC Holdings alleges that Hoeganaes has liability both as an owner/operator and as a generator. The Company believes that Hoeganaes has meritorious defenses against both alleged bases of liability. (See Note 18.)

In May 1994, the Company instituted an action seeking a declaratory judgment against and recoveries from insurers in connection with environmental claims under policies covering nearly 30 years. The Company has settled with certain defendants and is pursuing the litigation with others.

Provision for Income Taxes
In 1997, U.S. federal taxable income (before application of a portion of available net operating loss carry-forwards) was generated as a result of the sale of the foreign Handling businesses. In 1996 and 1995, high levels of interest expense and differences in the timing of income and expense recognition for financial reporting and income tax purposes resulted in losses from continuing operations for U.S. federal income tax purposes. Since most of the interest is borne in the United States at the parent company level, throughout each period the Company had taxable income in foreign and state jurisdictions despite the high levels of consolidated interest expense. For each period presented, the Company also provided for additional amounts related to open federal tax return years 1982 through 1990. In 1997, the sale of the foreign Handling businesses resulted in an estimated current provision for income taxes of $10.4 (see Note 2). In 1996, taxes of $17.5 were recognized in respect of the gain on the sale of the Packaging businesses, and were reported as a component of income from discontinued operations. (See Note 3.)

The Company's U.S. federal income tax returns for the years 1991 through 1994 are in the process of examination. Resolution of tax years 1982-1984 is pending at the U.S. Tax Court following receipt of a statutory notice of deficiency for $17.0 plus interest and penalties. Resolution of tax years 1985-1990 is pending at the Appeals Division of the Internal Revenue Service. The Company believes that adequate provision has been made for possible assessments of additional taxes.

Discontinued Operations
During the fourth quarter of 1996, the Company sold its Packaging businesses to Samuel Manu-Tech Inc., of Etobicoke, Ontario, Canada,
for $104.4.   The consolidated financial statements of the Company for
1996 and 1995 have been restated to report separately the operating results and the gain on the sale of the Packaging businesses as discontinued operations. During 1997, the Company recorded certain adjustments and received additional proceeds which resulted in adjustments to the gain on the sale of Packaging totaling $1.8 ($.06 per share), net of applicable income taxes, which is reported as income from discontinued operations.

In 1996, income from discontinued operations of $46.4 ($1.46 per share) consisted of a gain of $42.1 on the sale, net of income taxes, $4.0 income from operations and $.3 cumulative effect of a change in accounting principle. Income from operations for the Packaging businesses in 1996 included a benefit of $.9 from changes in the assumptions used in calculating the Company's liability for postretirement medical and life insurance benefits and the elimination of such benefits for certain active domestic employees. (See Notes 3 and 11.)

Extraordinary Loss
During the first quarter of 1997, the Company recorded an extraordinary loss of $1.5, net of income taxes, for the premium incurred and the write-off of deferred debt issuance costs related to the repurchase and early retirement of $14.5 of the Company's Senior Notes.

During the fourth quarter of 1996, the Company repurchased in the open market $5.0 of its Senior Subordinated Debentures, at a premium of $.2. In addition, debt issuance costs of $.1 associated with the repurchased debentures were written off. The total of these amounts was shown as an extraordinary item.

During the second quarter of 1995, the Company issued $100.0 of Senior Notes due 2001 and completed a substantial amendment to the Company's senior bank credit agreement. The proceeds were used to retire a portion of the Company's bank debt. Debt issuance costs of $3.4 associated with the retired debt were written off, without any currently usable tax benefit in 1995, and shown as an extraordinary item. (See Notes 6 and 12.)

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

Liquidity and Capital Resources
The Company's total debt at year-end 1997 was $323.6, down from $398.8 at year-end 1996. Total debt was reduced principally through the application of the net proceeds of the sales of the foreign Handling businesses and Packaging businesses and the assumption of indebtedness by the buyer of the foreign Handling businesses. Cash totaled $84.5 at the end of the year, up from $70.2 at the end 1996. The Company has debt amortization requirements of $27.3 in 1998. Subsequent to year end, the Company repurchased approximately $24.0 of Senior Subordinated Debentures out of the net proceeds from the sale of the foreign Handling businesses.

In December 1997, the Company entered into an amended and restated bank credit agreement which provides credit facilities totaling
$106.0, available for acquisitions and letters of credit. The agreement expires on June 30, 1998.

The Company is in the process of evaluating its alternatives for refinancing or replacing some or all of its existing credit facilities. Were it unable to obtain such facilities, and proceeded with the repurchase and redemption of Senior Subordinated Debentures discussed above, based on current levels of performance, the Company might not have adequate liquidity to fund its operations and carry out its 1998 capital spending plan. However, the Company expects, based on its current levels of performance, current market conditions and on indications that it has received from credit providers to date, that it will be able to arrange new credit facilities with terms and in amounts sufficient to fund the Company's liquidity needs through 1999. The Company has substantial debt repayment requirements in the years 2001 and 2002 (see Note 12).

Cash Flow (see Consolidated Statement of Cash Flows)
Cash inflows provided by operating activities were $20.4 in 1997 and $23.9 in 1995, while cash outflow used by operating activities was $2.6 in 1996. Reductions in inventory levels at Special Materials, lower 1997 operating activity and lower accruals in North American Handling, along with the income taxes payable resulting from the sale of the foreign Handling businesses contributed to decreased working capital. Working capital decreases at the sold foreign Handling businesses also contributed to the overall reduction. The continued ramp-up of engine fabrication programs at Aerospace Components in 1997 partially offset the overall working capital decrease. Strong 1996 fourth quarter operating activity in the Handling businesses and the ramp-up of engine programs in Aerospace Components contributed to increased working capital requirements of $23.1 in 1996 compared with $3.6 in 1995. In 1996, other operating adjustments included payment of certain tax liabilities that had been classified as long term.
Cash flow was not affected by the $10.5 charge to 1997 earnings for environmental matters, or by the favorable adjustments to 1996 earnings in respect of postretirement medical and life insurance benefits.

The cash inflows provided by investing activities in 1997 and 1996 were $70.1 and $77.5, respectively. In 1997, $99.7 of proceeds from the sale of the foreign Handling businesses were provided, while in 1996 the sale of the Packaging businesses generated $102.4. Cash outflow used by investing activities was $20.2 in 1995. In 1997, Special Materials acquired ARC Metals Corporation for $4.9 plus $2.4 of notes payable. Capital expenditures for expansion projects totaled $12.9, $8.5 and $2.9 in 1997, 1996 and 1995, respectively. Special
Materials added an additional annealing furnace in 1997 to expand capacity. It also began an expansion at its Gallatin facility which will continue into 1998 and will add a new annealing building and powder processing line as well as upgrade the electric furnace. Expansion spending at Aerospace Components in 1997 included equipment and facilities to support the continued growth in engine program requirements for fabricated units. Expansion spending in 1996 included the addition of an annealing furnace to expand capacity at the Special Materials operation, and equipment and facilities to accommodate fabrication of new engine programs at the Aerospace Components operation. Expansion spending in 1995 included milling and machining equipment for the Aerospace Components operation.
Management believes that capital expenditures have been adequate to properly maintain the Company's businesses and provide for anticipated growth opportunities. The Company expects that 1998 capital spending will be approximately $55.0.

Cash outflows used by financing activities were $75.5, $46.9 and $1.2 in 1997, 1996 and 1995, respectively. In the first quarter of 1997, the Company purchased in the open market $14.5 of its Senior Notes from the proceeds of its 1996 sale of the Packaging businesses. As a result of the sale of the foreign Handling businesses in the fourth quarter of 1997, indebtedness was reduced by $52.7. In the fourth quarter of 1996, following the sale of its Packaging businesses, the Company repaid $46.0 in bank debt and purchased in the open market $5.0 of its Senior Subordinated Debentures.

Year 2000 Issues
The Company has initiated a review of all systems serving the financial and operational activities of its business units. The potential effect of Year 2000 Issues relating to customers and suppliers is also being considered. Based upon evaluations performed to date, the Company believes Year 2000 Issues will not have a material impact on its operations and required changes, if any, will not materially affect future results.

Foreign Operations
Before the sale of the foreign Handling businesses in the fourth quarter of 1997, the Company transacted business in a number of foreign countries, mainly through its Handling segment. The results of these operations were initially measured in local currencies, principally in British pounds, Australian dollars and German marks, and then translated into U.S. dollars at applicable exchange rates. The reported results of these operations were sensitive to changes in applicable foreign exchange rates that could have had a material effect on the Company's results of operations. During 1997 and 1996, the dollar was generally stronger against most currencies, which had an unfavorable impact of $6.1 and $3.0, respectively, on sales from continuing operations. The impact of changes in foreign exchange rates on operating profit was insignificant. (For additional information about the Company's operations by geographic area, see
Note 8.)

Effects of Inflation
The impact of inflation on the Company in recent years has not been material, and it is not expected to have a significant effect in the foreseeable future.


ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL
                          STATEMENT SCHEDULES



                                                                     Page
                                                                    Number
Consolidated Financial Statements:
     Report of Independent Accountants . . . . . . . . . . . . . . . .19

     Consolidated Statement of Operations for the Years Ended
     December 28, 1997, December 29, 1996 and December 31, 1995. . . .20

     Consolidated Balance Sheet at December 28, 1997 and
     December 29, 1996 . . . . . . . . . . . . . . . . . . . . . . . .21

     Consolidated Statement of Cash Flows for the Years Ended
     December 28, 1997, December 29, 1996 and December 31, 1995. . . .22

     Consolidated Statement of Stockholders' Equity (Deficit) for
     the Years Ended December 28, 1997, December 29, 1996 and
     December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . .23

     Notes to Consolidated Financial Statements. . . . . . . . . . . .24

Supplementary Data (unaudited):
     Quarterly Results (Note 19 of Notes to Consolidated Financial
     Statements) . . . . . . . . . . . . . . . . . . . . . . . . . . .42

Financial Statement Schedules:
     Schedule VIII   Valuation and Qualifying Accounts . . . . . . . .51


                   REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Interlake Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Interlake Corporation and its subsidiaries at December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of amortizing postretirement benefit gains and losses in 1996.

/s/ Price Waterhouse LLP

Chicago, Illinois
January 21, 1998



The Interlake Corporation
Consolidated Statement of Operations
For the Years Ended December 28, 1997,
 December 29, 1996 and December 31, 1995
(in thousands except per share data)

                                                                    1997         1996         1995
                                                                 (52 weeks)   (52 weeks)   (53 weeks)
Net Sales from Continuing Operations                              $725,591     $709,585     $689,913
Cost of Products Sold                                              574,338      546,151      530,465
Selling and Administrative Expense                                  97,755       99,739      101,844
Gain on sale of foreign Handling businesses (See Note 2)            35,613            -            -

Operating Profit                                                    89,111       63,695       57,604

Interest Expense                                                    45,220       48,297       47,486
Interest Income                                                     (2,770)      (2,413)      (1,780)
Nonoperating (Income) Expense (See Note 17)                          9,360       (2,088)      (1,043)

Income from Continuing Operations Before Taxes,
  Minority Interest,  Extraordinary Loss and Accounting Change      37,301       19,899       12,941
Provision for Income Taxes (See Note 9)                             16,400        8,481        7,415

Income from Continuing Operations Before Minority
  Interest, Extraordinary Loss and Accounting Change                20,901       11,418        5,526
Minority Interest in Net Income of Subsidiaries                      4,531        3,893        4,533

Income from Continuing Operations Before
  Extraordinary Loss and Accounting Change                          16,370        7,525          993
Income from Discontinued Operations, Net of Applicable
  Income Taxes (See Note 3)                                          1,833       46,376        3,220
Extraordinary Loss on Early Extinguishments of Debt,
  Net of Applicable Income Taxes (See Note 6)                       (1,482)        (267)      (3,448)
Cumulative Effect of Change in Accounting Principle (See Note 5)         -        1,610            -

Net Income                                                        $ 16,721     $ 55,244     $    765

Income Per Share of Common Stock  (See Note 7):
   Basic
      Income from Continuing Operations Before
      Extraordinary Loss and Accounting Change                       $ .71        $ .33        $ .04
      Net Income                                                       .72         2.39          .03
   Diluted
      Income from Continuing Operations Before
      Extraordinary Loss and Accounting Change                         .50          .24          .03
      Net Income                                                       .51         1.74          .03

Average Shares Outstanding:
   Basic                                                            23,198       23,093       22,691
   Diluted                                                          32,848       31,670       30,520


(See notes to consolidated financial statements)

The Interlake Corporation
Consolidated Balance Sheet
December 28, 1997 and  December 29, 1996
(Dollars in thousands)
                                                                       1997         1996
Assets
Current Assets:
   Cash and cash equivalents                                        $  84,508    $  70,228
   Receivables, less allowances of $542 in 1997
     and $2,037 in 1996                                                78,124      128,990
   Inventories                                                         36,729       59,986
   Other current assets                                                 5,962       12,893
       Total Current Assets                                           205,323      272,097

Other Assets                                                           41,379       40,527

Property, Plant and Equipment, net                                    126,364      145,099

       Total Assets                                                 $ 373,066    $ 457,723

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
   Accounts payable                                                 $  39,097    $  65,366
   Accrued liabilities                                                 20,551       33,921
   Interest payable                                                    10,439       10,824
   Accrued salaries and wages                                          11,946       15,675
   Income taxes payable                                                36,887       29,591
   Debt due within one year (See Note 12)                              27,267        3,759
       Total Current Liabilities                                      146,187      159,136
Long-Term Debt (See Note 12)                                          296,365      395,060
Other Long-Term Liabilities                                            71,754       72,691
Deferred Tax Liabilities (See Note 9)                                   5,085        9,346
Commitments and Contingencies (See Note 18)                                 -            -
Minority Interest                                                      12,240       10,469
Preferred Stock-2,000,000 shares authorized
   Convertible Exchangeable Preferred Stock-Redeemable,
     par value $1 per share, issued 40,000 shares  (liquidation value
     $65,114 at December 28,1997 and $59,626 at
     December 29, 1996) (See Note 13)                                  39,155       39,155
Stockholders' Equity (Deficit): (See Note 14)
   Common stock, par value $1 per share, authorized 100,000,000
     shares, issued 23,393,695 in 1997 and 23,228,695 in 1996          23,394       23,229
   Additional paid-in capital                                           2,604        3,741
   Cost of common stock held in treasury (106,153 shares in 1997
     and 115,696 shares in 1996)                                       (2,477)      (2,700)
   Retained earnings (Accumulated deficit)                           (221,234)    (237,955)
   Unearned compensation                                                    -       (5,102)
   Accumulated foreign currency translation adjustments                    (7)      (9,347)
       Total Stockholders' Equity (Deficit)                          (197,720)    (228,134)
       Total Liabilities and Stockholders' Equity (Deficit)         $ 373,066    $ 457,723



(See notes to consolidated financial statements)

The Interlake Corporation
Consolidated Statement of Cash Flows
For the Years Ended December 28, 1997,
 December 29, 1996 and December 31, 1995
(in thousands)
                                                                         1997         1996         1995
                                                                      (52 weeks)   (52 weeks)   (53 weeks)
Cash Flows from (for) Operating Activities:
  Net income                                                           $ 16,721     $ 55,244     $    765
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     (Gain) on sale of foreign Handling businesses                      (35,613)           -            -
     Nonoperating provision for environmental matters                    10,500            -            -
     (Gain) on discontinued operations                                   (1,833)     (42,105)           -
     Depreciation and amortization                                       19,117       19,955       20,298
     Extraordinary item                                                   1,482          267        3,448
     Accounting change                                                        -       (1,876)           -
     Other operating adjustments                                         (4,050)     (11,009)       2,982
     (Increase) Decrease in working capital:
       Accounts receivable                                                1,008      (18,497)        (993)
       Inventories                                                          602       (2,119)      (3,837)
       Other current assets                                               2,808       (1,805)      (1,762)
       Accounts payable                                                   5,556        5,758        2,040
       Other accrued liabilities                                         (5,115)     (12,570)      (3,717)
       Income taxes payable                                               9,226        6,131        4,660
         Total Working Capital Change                                    14,085      (23,102)      (3,609)
Net Cash Provided (Used) by Operating Activities                         20,409       (2,626)      23,884
Cash Flows from (for) Investing Activities:
  Capital expenditures                                                  (27,318)     (25,279)     (21,299)
  Proceeds from disposal of PP&E                                            565          257          329
  Proceeds from disposal of foreign Handling businesses                  99,748            -            -
  Acquisitions                                                           (4,853)        (310)           -
  Divestitures                                                            1,703      102,402            -
  Other investment flows                                                    212          455          762

Net Cash Provided (Used) by Investing Activities                         70,057       77,525      (20,208)

Cash Flows from (for) Financing Activities:
  Proceeds from issuance of long-term debt                                6,476        9,000      110,127
  Retirements of long-term debt                                         (84,156)     (55,217)    (108,624)
  Debt issuance costs                                                         -            -       (4,773)
  Debt retirement costs                                                  (1,504)        (175)           -
  Other financing flows                                                   3,685         (514)       2,111

Net Cash Provided (Used) by Financing Activities                        (75,499)     (46,906)      (1,159)

Effect of Exchange Rate Changes on Cash                                    (687)         673         (663)

Increase in Cash and Cash Equivalents                                    14,280       28,666        1,854

Cash and Cash Equivalents, Beginning of Year                             70,228       41,562       39,708

Cash and Cash Equivalents, End of Year                                 $ 84,508     $ 70,228     $ 41,562

(See notes to consolidated financial statements)

The Interlake Corporation
Consolidated Statement of Stockholders' Equity (Deficit)
For the Years Ended December 28, 1997,
 December 29, 1996 and December 31, 1995
(in thousands)


                                        Common Stock          Common Stock        Retained      Unearned     Foreign
                                    and Paid-In Capital     Held in Treasury      Earnings      Compen-      Currency
                                     Shares     Amount      Shares    Amount     (Deficit)       sation     Translation     Total
December 25, 1994                    23,229     $53,477    (1,202)   $(28,047)   $(293,966)     $(10,058)    $(17,841)   $(296,435)
Net income                                                                             765                                     765
Stock incentive plans (See Note 15)             (16,744)      789      18,422                     (1,004)                      674
ESOP transactions (See Note 14)                                                                    2,112                     2,112
Translation gain                                                                                                1,207        1,207

December 31, 1995                    23,229      36,733      (413)     (9,625)    (293,201)       (8,950)     (16,634)    (291,677)
Net income                                                                          55,244                                  55,244
Stock incentive plans (See Note 15)              (6,258)      297       6,925            2           337                     1,006
ESOP transactions (See Notes 4 & 14)             (3,505)                                           3,511                         6
Sale of Packaging businesses                                                                                    8,476        8,476
Translation loss                                                                                               (1,189)      (1,189)

December 29, 1996                    23,229      26,970      (116)     (2,700)    (237,955)       (5,102)      (9,347)    (228,134)
Net income                                                                          16,721                                  16,721
Stock incentive plans (See Note 15)     165         506        10         223                        669                     1,398
ESOP transactions (See Notes 4 & 14)             (1,478)                                           4,433                     2,955
Sale of foreign Handling businesses                                                                            11,286       11,286
Translation loss                                                                                               (1,946)      (1,946)

Balance December 28, 1997            23,394     $25,998      (106)   $ (2,477)   $(221,234)     $      -     $     (7)   $(197,720)

(See notes to consolidated financial statements)


The Interlake Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 28, 1997, December 29, 1996 and December
31, 1995
(All dollar amounts in thousands except where indicated)


NOTE 1-Summary of Significant Accounting Policies

Principles of Consolidation-The consolidated financial statements for the year ended December 28,1997 include the accounts of all majority-owned domestic subsidiaries for the full year as well as the results of operations and cash flows of the sold foreign Handling businesses for eleven months (see Note 2). The consolidated statements for prior years reflect the ending financial position and full year results of operations and cash flows for all domestic and foreign subsidiaries. All significant intercompany transactions are eliminated. The consolidated statements of operations of the Company for prior years have been restated to report separately the operating results and the gain on the sale of the Packaging businesses as discontinued operations. The consolidated balance sheet and cash flow statements were not restated.

Cash Equivalents-The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents and reports the earnings from these instruments as interest income.

Revenue Recognition-Revenue from sales is generally recognized when product is shipped, except on long-term contracts in the Handling segment, where revenue is accounted for principally by the percentage-of-completion method.

Deferred Charges-The Aerospace Components unit periodically enters into long-term agreements with customers on major programs where tooling and other development costs are capitalized as Other Assets. These assets are then amortized during the production stage by the units-of-production method.

Inventories-Inventories are stated at the lower of cost or market value. Inventories valued on the LIFO method represent approximately 47% and 38% of consolidated inventories and 48% and 55% of domestic inventories at December 28, 1997 and December 29, 1996, respectively. The current cost of these inventories exceeded their valuation determined on a LIFO basis by $13,091 at December 28, 1997 and by $12,946 at December 29, 1996.

Inventories by category at December 28, 1997 and December 29, 1996 were:

                                                       1997          1996
            Raw materials                            $14,127       $15,212
            Semi-finished and finished products       16,700        37,842
            Supplies                                   5,902         6,932

                                                     $36,729       $59,986

Leases-The Company frequently enters into operating leases in the normal course of business. Amounts due under noncancellable operating leases in the next five fiscal years are as follows:

              1998      1999      2000      2001      2002
            $1,188    $1,125    $1,125    $1,085      $934

Rent expense charged to operating profit of continuing operations was $9,183, $10,120 and $9,957 in 1997, 1996 and 1995, respectively.

Property, Plant and Equipment and Depreciation-Plant and equipment are depreciated principally on a straight-line method over the estimated useful lives of the assets. Depreciation for income tax purposes is computed by use of accelerated methods.

Expenditures for renewals and betterments which extend the originally estimated useful life of an asset or materially increase its productivity are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or disposal of property, plant and equipment, the asset cost and related accumulated depreciation are removed from the accounts, and any gain or loss on the disposal is generally credited or charged to nonoperating income. Property, plant and equipment by category at December 28, 1997 and December 29, 1996 were:

                                               1997        1996
            At Cost:
              Land                          $  3,413    $  6,052
              Buildings                       49,827      71,147
              Equipment                      248,436     302,968
              Construction in progress        13,830       7,379
                                             315,506     387,546
              Depreciation                  (189,142)   (242,447)

                                            $126,364    $145,099

Goodwill-Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized on a straight-line method over periods not exceeding thirty years. The Company carries its goodwill assets at their purchase prices, less amortized amounts, but subject to periodic review for impairment. The Company compares the sum of the expected future cash flows (undiscounted and without interest charges) to the carrying value of the long-lived assets to determine if their value is impaired when facts and circumstances warrant.

Foreign Currency Translation-The financial position and results of operations of the Company's foreign subsidiaries, principally the sold foreign Handling businesses, are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each fiscal year end. Results of operations are translated at the average rates of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustments account in stockholders' equity (deficit).

Foreign Exchange Contracts-The Company periodically enters into foreign exchange contracts to hedge specific inventory purchases and other transactions denominated in foreign currencies. At December 28, 1997, the Company had outstanding currency contracts to exchange $13.2 million for 100.6 million Swedish Kroner. The Company's exposure to loss in the event of nonperformance by the other parties to these contracts is limited to the effect of the currency fluctuations related to the amounts to be exchanged; however, the Company does not anticipate nonperformance by the counterparties.

Research and Development Expenses-Research and development expenditures for Company sponsored projects are expensed as incurred. Research and development expenses included in selling and administrative expenses of continuing operations were $2,879, $2,200 and $2,151 for the Engineered Materials segment in 1997, 1996 and 1995, respectively, and $1,329, $1,573 and $986 for the Handling segment in 1997, 1996 and 1995, respectively.

Computation of Common Share Data-The weighted average number of common shares outstanding used to compute basic income per common share for the 1997, 1996 and 1995 periods was 23,198,000, 23,093,000 and 22,691,000, respectively. The weighted average number of common shares outstanding used to compute diluted income per common share for the 1997, 1996 and 1995 periods was 32,848,000, 31,670,000 and
30,520,000, respectively.

Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

Accounting for Stock-Based Compensation-In October of 1995, the Financial Accounting Standards Board issued FAS No. 123, "Accounting for Stock-Based Compensation." The statement, effective for fiscal year 1996, establishes a fair value based method of accounting for employee stock-based compensation plans and encourages adoption of that method. FAS 123 permits an entity to continue to apply the provision of Accounting Principles Board Opinion Number 25 (APB 25), "Accounting for Stock Issued to Employees", provided certain pro forma disclosures are made. The Company continues to use the accounting prescribed under APB 25. See Note 15 for additional pro forma disclosures.

NOTE 2-Sale of Foreign Handling Businesses

In the fourth quarter of 1997, the Company sold its foreign Handling businesses in the United Kingdom, Continental Europe and Asia Pacific to Extondew Limited and Extonbrook Limited. Extondew and Extonbrook are English companies organized by Apax Partners & Co. Ventures
Limited, a U.K. based private equity company. The sale was structured as a sale of all of the shares of Dexion Group Ltd., which was the holding company for the European businesses, and all of the shares of Dexion (Australia) Pty Ltd., Dexion, Inc., and Dexion
(North Asia) Ltd., the three entities holding the Asia Pacific business. The aggregate purchase price for the shares of the four purchased companies was $69,395. In addition, the disposed of entities had outstanding indebtedness (net of cash) of $30,353 as of the sale date, which was paid or assumed by the buyer and was included in the proceeds from disposal of foreign Handling businesses in the Consolidated Statement of Cash Flows. The transaction was approved by the Company's board of directors. The sale resulted in a pre-tax gain of $35,613 and an after-tax gain of $25,167, or $.77 per share on a diluted basis. The foreign Handling businesses' operating results were included in the Company's Consolidated Statement of Operations and Consolidated Statement of Cash Flows for eleven months in 1997 as compared to twelve months in 1996 and 1995. Net sales from continuing operations included $242,114, $257,942 and $250,195 in 1997, 1996 and 1995, respectively, from the foreign Handling businesses. Operating profit included $9,980, $9,967 and $9,911 in 1997, 1996 and 1995, respectively. Following the sale, indebtedness was reduced by an additional $21,298 in 1997 and subsequent to year-end, the Interlake Employee Stock Ownership Plan (ESOP) note of
$4,022 was repaid. ESOP expense of $875 was recognized in 1997 as a result of the Company's commitment to repay the ESOP indebtedness and to release the remaining shares. Interlake remains in the Handling business in North America, through its subsidiary, Interlake Material Handling, Inc.

NOTE 3-Discontinued Operations

In the fourth quarter of 1996, the Company sold its Packaging businesses ("Packaging") to Samuel Manu-Tech Inc. ("SMT") of Etobicoke, Ontario, Canada, or entities controlled by SMT, for an aggregate net cash purchase price, before taxes and other expenses, of $104,402, subject to potential adjustments. The purchase price was based upon a multiple of operating earnings, and was agreed to after arms length negotiations between the parties and approved by their respective boards of directors. The transaction included the sale in the United States of substantially all of the assets of Interlake Packaging Corporation ("Interlake Packaging") to Samuel Strapping Systems (Tennessee), Inc. ("Samuel Tennessee"), and the assumption by Samuel Tennessee of substantially all of the liabilities of Interlake Packaging; the sale in Canada by Interlake Packaging and The Interlake Companies, Inc. ("Interlake Companies") to SMT of all of the outstanding shares of Acme Strapping Inc.; and the sale in England by Interlake Companies of all of the outstanding shares of Precis (935) Limited to Samuel Strapping Systems (U.K.) Limited.

During 1997, the Company received additional proceeds and recorded certain adjustments to the gain on the sale of Packaging totalling $1,833 net of applicable income taxes, which is reported as income from discontinued operations.

The consolidated statement of operations of the Company has been restated to report separately the operating results and the gain on the sale of Packaging as discontinued operations. Summary results of discontinued operations were as follows:

                                              1997         1996         1995
    Net Sales                              $      -     $105,287     $141,374

    Earnings Before Interest and Taxes(1)  $      -     $ 12,087     $ 13,995
    Net Interest Expense(2)                       -       (4,833)      (6,834)
    Provision for Income Taxes                    -       (3,249)      (3,941)
    Gain on Disposal, Net of Income Taxes     1,833(3)    42,105(3)(4)      -
    Cumulative Effect of Accounting Change        -          266            -

    Income from Discontinued Operations    $  1,833     $ 46,376     $  3,220

    (1) The liquidation of LIFO inventories benefited pre-tax income from discontinued operations in 1995 by $786.
    (2) Interest expense was allocated to discontinued operations based on an assumed $75,604 reduction in long-term debt.
    (3)  Net of income taxes of $833 in 1997 and $17,513 in 1996.
    (4) Includes the write-off of $8,476 of deferred foreign exchange losses in 1996 related to the Packaging businesses that were previously a component of accumulated foreign currency translation adjustments.

NOTE 4-Employee Stock Ownership Plan

In January 1998, following the sale of its foreign Handling businesses, the Company repaid its Interlake Employee Stock Ownership Plan (ESOP) indebtedness. Additional ESOP expense of $875 was recognized in 1997 as a result of the Company's commitment to repay the ESOP indebtedness before maturity and to release the shares remaining in the ESOP. (See Notes 2 and 12.)

In 1996, the Company adopted a fair value approach with respect to its accounting for the ESOP as described in American Institute of Certified Public Accountants' Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans." Previously, ESOP expense was determined using the original purchase price of the ESOP shares ($14.625 per share). Under the new method, ESOP expense is based on the market value of Interlake common stock at the year end multiplied by the number of shares allocated to participants during the year. This change resulted in the Company recording a favorable expense adjustment of $2,635 to income from continuing operations in the fourth quarter of 1996.

NOTE 5-Cumulative Effect of Change in Accounting Principle

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

NOTE 6-Extraordinary Losses

In 1997, the Company repurchased $14,500 of Senior Notes at a premium of $1,504. In addition, debt issuance costs of $348 related to the repurchased notes, which were originally deferred to be amortized over the original life of the notes, were written off. The total of these amounts, net of income taxes, of $1,482 (equivalent to $.05 per share on a diluted basis) was reported as an extraordinary loss in 1997.

In 1996, the Company repurchased $5,000 of Senior Subordinated Debentures at a premium of $175. In addition, debt issuance costs of $92 related to the repurchased debentures, which were originally deferred to be amortized over the original life of the debentures, were written off. The total of these amounts, $267 (equivalent to $.01 per share on a diluted basis) was reported as an extraordinary loss without any currently usable tax benefit in 1996.

In 1995, the Company completed the sale of $100,000 of Senior Notes in a public offering and entered into a substantial amendment and restatement of its senior bank credit agreement. Proceeds of the Senior Notes were used to repay a portion of outstanding bank debt. This necessitated the write-off of issuance costs related to the previously outstanding indebtedness which were originally deferred to be amortized over the original life of the indebtedness. This resulted in an extraordinary loss of $3,448 (equivalent to $.11 per share on a diluted basis) without any currently usable tax benefit in 1995.

The cash flow impact of the early extinguishment of debt in 1996 and 1995 was immaterial. However, debt issuance and related costs in 1995 had a negative cash flow consequence of $4,773 which was deducted in determining cash flows from financing activities in the Consolidated Statement of Cash Flows.

NOTE 7-Earnings Per Share

In February of 1997, the Financial Accounting Standards Board issued FAS No. 128 "Earnings per Share". The Statement establishes standards for computing and presenting earnings per share, which the Company adopted in the fourth quarter of 1997. Where applicable, earlier periods have been restated to conform to the standards set forth in FAS No. 128.

The earnings and shares used to calculate basic and diluted earnings per share amounts are reconciled below:


                                           1997                              1996                              1995
                                                         Per                               Per                               Per
                                                        Share                             Share                             Share
                                Income    Shares(1)    Amounts    Income    Shares(1)    Amounts    Income    Shares(1)    Amounts
Income from  Continuing
  Operations Before
  Extraordinary Loss and
  Accounting Change             $16,370                           $7,525                             $993

Basic EPS - Income available
  to common stockholders         16,370    23,198       $.71       7,525     23,093       $.33        993      22,691       $.04

Effect of dilutive Convertible
  Exchangeable Preferred
  Stock (See Note 13)                 -     9,381                      -      8,577                     -       7,829

Stock Options                         -       269                      -          -(2)                  -           -(2)

Diluted EPS - Income
  available to common
  stockholders and
  assumed conversions           $16,370    32,848       $.50      $7,525     31,670       $.24       $993      30,520       $.03


                                                     1997      1996      1995


Income (Loss) Per Share of Common Stock - Basic:
  Income from Continuing Operations Before
    Extraordinary Loss and Accounting Change         $.71      $ .33     $.04
  Discontinued Operations                             .08       2.00      .14
  Extraordinary Loss                                 (.07)      (.01)    (.15)
  Cumulative Effect of Accounting Change                -        .07        -
                                                     $.72      $2.39     $.03
Income (Loss) Per Share of Common Stock - Diluted:
  Income from Continuing Operations Before
    Extraordinary Loss and Accounting Change         $.50      $ .24     $.03
  Discontinued Operations                             .06       1.46      .11
  Extraordinary Loss                                 (.05)      (.01)    (.11)
  Cumulative Effect of Accounting Change                -        .05        -
                                                     $.51      $1.74     $.03

Average Shares Outstanding - Basic(1)              23,198     23,093   22,691

Average Shares Outstanding - Diluted(1)            32,848     31,670   30,520

(1)  Share amounts in thousands.
(2) Options to purchase 1,041,293 and 986,480 shares of common stock at $4 to $13 per share were outstanding in 1996 and 1995 respectively, but were not included in the computation of diluted EPS because the exercise price of the options exceeded the average market price and would have been antidilutive. See Note 15 for further information about options outstanding.


NOTE 8-Business Segment Information

The Company operates in two segments:

            Engineered Materials-includes Special Materials, which produces ferrous metal powder used to manufacture precision parts, and Aerospace Components, which manufactures precision jet engine components and repairs jet engine fan blades.

            Handling-comprises the Company's Handling operations, which design, manufacture and sell storage rack and related equipment primarily for use in warehouses, distribution centers and for other storage applications.

The accompanying tables present financial information by business segment for the years 1997, 1996 and 1995. Operating profit consists of net sales of the segment less all costs and expenses related to the segment. "Corporate Items" includes items which are not related to either of the two business segments. Total assets by business segment consist of those assets used directly in the operations of each segment. Corporate assets consist principally of cash, nonoperating investments and prepaid pension cost, and assets related to discontinued operations.

Results in 1997 reflect the sale of the Handling businesses in the United Kingdom, Continental Europe and Asia Pacific in the fourth quarter. Operating results of the foreign Handling businesses were included for eleven months of 1997 as compared to twelve months in prior years. A pretax gain on the sale of $35.6 million was included in Corporate Items in 1997.

Information About The Company's Business Segments

                                       Net Sales                  Operating Profit (Loss)            Identifiable Assets
                               1997       1996       1995       1997       1996       1995       1997       1996       1995
                                                                      (in millions)
Engineered Materials
   Special Materials          $197.5     $173.2     $175.7
   Aerospace Components        107.2       84.3       72.7
                               304.7      257.5      248.4      $47.8      $40.5      $38.3     $218.5     $189.4     $172.6
Handling                       420.9      452.1      441.5        6.7       24.8       21.3       49.7      183.9      170.7

Corporate Items                                                  34.6       (1.6)      (2.0)     104.9       84.4      116.5

Operating Profit                                                 89.1       63.7       57.6
Net Interest Expense                                            (42.4)     (45.9)     (45.7)
Nonoperating Income (Expense)                                    (9.4)       2.1        1.0
Consolidated Totals           $725.6     $709.6     $689.9      $37.3      $19.9      $12.9     $373.1     $457.7     $459.8


Depreciation and Amortization                                     Capital Expenditures
  Engineered Materials         $11.3      $10.7      $10.5          Engineered Materials         $22.2      $17.6      $13.0
  Handling                       7.7        7.9        7.9          Handling                       5.1        6.7        7.0
  Corporate Items                0.1        0.1        0.1          Corporate Items                  -        0.1          -
Consolidated Totals            $19.1      $18.7      $18.5        Consolidated Totals            $27.3      $24.4      $20.0


Information About The Company's Operations by Geographic Region

The following table presents information about the Company's operations by geographic area. Transfers between geographic areas, which are all in the Handling segment, are made at prices which approximate the prices of similar items sold to distributors. Operating profit by geographic area is the difference between net sales attributable to the area and all costs and expenses related to that area. Export sales to unaffiliated customers included in North American sales are less than 10% of consolidated sales. Sales to domestic and foreign government agencies are not material.

                                       Net Sales                  Operating Profit (Loss)           Identifiable Assets
                               1997       1996       1995       1997       1996       1995       1997       1996       1995
                                                                      (in millions)
North America
  Customer Sales              $483.0     $450.9     $439.3
  Inter-geographic               0.4        0.7        0.4
                               483.4      451.6      439.7      $46.6      $57.6      $51.7     $268.2     $249.1     $224.3
United Kingdom
  Customer Sales               105.9      110.8      104.0
  Inter-geographic               5.7        6.7        4.4
                               111.6      117.5      108.4        6.7        5.9        4.6          -       50.7       42.1
Continental Europe
  Customer Sales                65.3       81.5       89.1
  Inter-geographic               0.2        0.6        0.5
                                65.5       82.1       89.6        0.4        1.0        1.5          -       40.2       44.8
Asia Pacific
  Customer Sales                71.4       66.4       57.5
  Inter-geographic                 -          -          -
                                71.4       66.4       57.5        0.8        0.8        1.8          -       33.3       32.1

Corporate Items/Eliminations    (6.3)      (8.0)      (5.3)      34.6       (1.6)      (2.0)     104.9       84.4      116.5

Operating Profit                                                 89.1       63.7       57.6
Net Interest Expense                                            (42.4)     (45.9)     (45.7)
Nonoperating Income
  (Expense)                                                      (9.4)       2.1        1.0

Consolidated Totals           $725.6     $709.6     $689.9      $37.3      $19.9      $12.9     $373.1     $457.7     $459.8

NOTE 9-Income Taxes

Income before taxes, minority interest, extraordinary items, discontinued operations and accounting changes consisted of:

                                                   1997      1996      1995

        Domestic                                 $30,360   $13,185  $  6,789
        Foreign                                    6,941     6,714     6,152
                                                 $37,301   $19,899   $12,941

The provisions for taxes on income consisted of:
                                                   1997      1996      1995

      Current:
        U.S. Federal                             $10,174  $  3,390  $  2,202
        State                                      3,327     2,482     3,379
        Foreign                                    2,771     3,276       983
        Total                                     16,272     9,148     6,564
      Deferred:
        U.S. Federal                              (2,087)        -       321
        State                                          -         -         -
        Foreign                                     (113)   (1,321)      146
        Total                                     (2,200)   (1,321)      467
      Change in Net Operating Loss Carry-forwards:
        U.S. Federal                               2,087         -         -
        Foreign                                      241       654       384
        Total                                      2,328       654       384

      Tax Provision                              $16,400  $  8,481  $  7,415

In 1997, the consolidated tax expense consisted primarily of current taxes. The 1997 federal tax expense was principally a result of the sale of the foreign Handling businesses, while the current state and foreign tax provisions were a result of income earned in state and foreign jurisdictions. In 1996 and 1995, the Company reported consolidated income tax expense consisting primarily of current and deferred taxes on income earned in foreign and state jurisdictions.

In 1997, U.S. federal taxable income (before application of a portion of available net operating loss carry-forwards) was generated as a result of the sale of the foreign Handling businesses. In 1996 and 1995, high levels of interest expense and differences in the timing of income and expense recognition for financial reporting and income tax purposes resulted in losses for U.S. federal income tax purposes.

Since most of the Company's interest expense is borne in the United States at the parent company level, throughout each period the Company had taxable income in foreign and state jurisdictions despite the high levels of consolidated interest expense. For each period presented, the Company also provided for additional amounts related to open U.S. federal tax return years 1982 through 1990.

The Company's effective tax rate was 44.0% in 1997 and 42.6% in 1996. The table below summarizes the components of the Company' s effective tax rates:
                                                      1997      1996
      U.S. statutory rate                             35.0%     35.0%
      State income taxes (net of federal benefit)      5.8       8.6
      Adjustment to prior year accruals               18.3       6.0
      ESOP (See Note 4)                                 --      (2.0)
      Valuation allowance changes                    (18.2)     (7.1)
      Miscellaneous - other                            3.1       2.1
                                                      44.0%     42.6%

The U.S. federal tax net operating loss carry-forward was $11,309 at the end of 1997 and will expire in 2010. The alternative minimum tax
(AMT) credit carry-forwards of $4,321 can be carried forward indefinitely. The tax effects of the remaining net operating loss carry-forward, AMT credit carry-forwards as well as the other net deferred domestic temporary differences, were fully reserved in the valuation allowance principally because of uncertainties regarding the availability of domestic taxable income in the future in view of the Company's recent history of domestic tax losses. In addition, there are uncertainties regarding the ultimate resolution of certain tax issues as discussed below. The need for a valuation allowance is reviewed periodically.

Actual cash disbursements for income taxes and other tax assessments, including amounts from discontinued operations, were $4,957, $12,921 and $6,896 in 1997, 1996 and 1995, respectively.

Deferred tax liabilities and assets are comprised of the following:

                                                     1997       1996
      Deferred tax liabilities
        Depreciation                               $18,598    $19,596
        Other                                        3,064      3,942
                                                   $21,662    $23,538
      Deferred tax assets
        Deferred employee benefits                 $10,532    $16,374
        Net operating loss carry-forward             3,958      6,286
        AMT credit carry-forward                     4,321      3,284
        Inventory                                    1,811      2,358
        Environmental reserves                       3,271        975
        Other                                        2,060      5,425
                                                    25,953     34,702
        Valuation allowance                         (7,291)   (14,036)
                                                   $18,662    $20,666

The valuation allowance for net domestic deferred tax assets decreased by $6,475. This reduction was the result of net changes in temporary differences. The 1996 deferred tax liabilities and assets included amounts relating to the sold foreign Handling businesses.

As of December 28, 1997, U.S. federal income tax returns for the years 1991 though 1994 were in the process of examination. Resolution of tax years 1982-1984 is pending with the U.S. Tax Court following receipt of a statutory notice for $17,000 plus interest and penalties. Resolution of tax years 1985-1990 is pending with the Appeals Division of the Internal Revenue Service. The Company believes that adequate provision has been made for possible assessments of additional taxes.

NOTE 10-Pensions

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

Certain of the Company's defined benefit plans related to foreign locations and in 1997, 1996 and 1995 were denominated in currencies other than U.S. dollars.  All plans use similar economic assumptions.
The following table sets forth the funded status of domestic and foreign defined benefit plans and the amounts included in the year-end balance sheet. The 1996 amounts include balances of the since-disposed of foreign Handling businesses.
                                                        1997        1996
     Plan assets at fair value                        $ 55,558    $129,528
     Actuarial present value of accumulated
     benefit obligation:
       Vested benefits                                  52,331     124,691
       Non-vested benefits                               1,484       1,622
                                                        53,815     126,313
     Effect of assumed future compensation increases     6,719      11,708
     Projected benefit obligation for service to date   60,534     138,021
     Projected benefit obligation in excess of
       plan assets                                      (4,976)     (8,493)
     Items not yet recognized in earnings:
       Unrecognized net asset at December 28, 1986
        (being recognized over 15 years)                 2,953       6,666
       Unrecognized net actuarial gain                 (12,990)    (16,312)
       Unrecognized prior service cost                  (3,375)     (3,564)
                                                       (13,412)    (13,210)

     Prepaid pension assets                           $  8,436    $  4,717

In aggregate, the plans were underfunded by $4,976 at December 28, 1997 and $8,493 at December 29, 1996.

The following table shows net pension cost included in income from continuing operations for these plans. The pension costs of the sold foreign Handling businesses are included for eleven months in 1997 and for the full year in 1996 and 1995:

                                                    1997      1996      1995
  Service cost                                    $  4,026  $  3,385  $  2,659
  Interest cost                                      9,342     9,490     8,531
  Actual return on plan assets [(income) loss]     (14,434)  (11,679)  (13,282)
  Net amortization and deferred items                3,249     1,485     2,544
  Net pension cost                                $  2,183  $  2,681  $    452

  Assumptions used in the computations:
    Assumed discount rate                             7-8%    7.5-8%    7.5-9%
    Expected long-term rate of return on plan assets    9%        9%    8.5-9%
    Rate of increase in future compensation levels    4-6%      4-6%      4-6%

Pension plan assets are primarily invested in common and preferred stock, short and intermediate term cash investments, and corporate bonds.

The expense to continuing operations for the Company's defined contribution pension plans covering certain domestic employees was $2,223, $2,570 and $1,959 in 1997, 1996 and 1995, respectively. Annual contributions to defined contribution plans are equal to the amounts accrued during the year.

In 1989, the Company established a non-contributory, defined contribution Employee Stock Ownership Plan (ESOP) covering all domestic employees not covered by collective bargaining agreements. Company contributions were allocated to participants based on the ratio of each participant's compensation to the total compensation of all eligible participants. The Company made contributions to the plan in the amount necessary to enable the plan to make its regularly scheduled payments of principal and interest on its term loan under the bank credit agreement. In January, 1998, following the sale of its foreign Handling businesses, the Company repaid its ESOP indebtedness. ESOP expense of $875 was recognized in 1997 as a result of the Company's commitment to repay the indebtedness and to release the shares remaining in the ESOP (see Notes 2 and 12). Including the additional ESOP expense of $875 accelerated to 1997 and the effect of the 1996 favorable expense adjustment of $2,635 described in Note 4, amounts charged to continuing operations for employee benefits and interest during the year totaled $1,459 and $421, respectively, in 1997, $(685) and $601, respectively, in 1996 and $1,539 and $824, respectively, in 1995.

NOTE 11-Postretirement Benefits Other Than Pensions

The following table sets forth the status of the Company's various postretirement medical and life benefit plans, reconciled to the accrued cost for postretirement medical and life benefits recognized in the Company's year-end balance sheet:

                                                           1997      1996
   Accumulated postretirement benefit obligation:
     Retirees                                            $13,757   $14,985
     Fully eligible active plan participants                 352       195
     Other active plan participants                          905       771
   Total accumulated postretirement benefit obligation    15,014    15,951
   Unrecognized prior service cost                           617       687
   Unrecognized gain                                       5,145     6,243
   Accrued postretirement benefit cost                   $20,776   $22,881

Net periodic postretirement benefit cost (income) of continuing operations included the following components:

                                                   1997       1996       1995
   Service cost on benefits earned               $    41    $    86    $   148
   Interest cost on accumulated postretirement
     benefit obligation                            1,062      1,243      1,756
   Amortization of unrecognized prior
     service cost                                    (70)      (169)      (115)
   Amortization of unrecognized gain              (1,449)    (1,558)      (291)
   Net periodic postretirement benefit
     cost charged to results from continuing
     operations                                     (416)      (398)     1,498
   Favorable adjustment due to elimination of
     medical and life insurance benefits for
     certain employees                                 -     (1,593)         -
   Net effect charged to results from continuing
     operations                                  $  (416)   $(1,991)   $ 1,498

Based on a review of postretirement life and medical claims cost experience in 1996, the Company changed the assumptions used to calculate the accumulated postretirement benefit obligation. The annual rate of increase of per capita claims cost was changed from 12% in 1996, decreasing by 1% per year to 6% in 2002, to 7% in 1996, decreasing by 1/2% per year to 5% in 2000 and remaining at that level thereafter. In addition, the method for estimating expected future medical claims was revised to reflect recent claims experience. The previous estimate applied a weighting factor to recent experience. These actuarial assumption changes resulted in a favorable expense adjustment of $2,297 to operating profit. In 1996, the Company also changed its method of amortizing unrecognized actuarial gains and losses with respect to its postretirement benefits, as described in
Note 5. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 28, 1997 and 7.5% at December 29, 1996. The rate of compensation increase used to measure the accumulated postretirement benefit obligation for the death benefit plans was 4% in both 1997 and 1996.

If the health care cost trend rate were increased 1%, the accumulated postretirement benefit obligation as of December 28, 1997 would have increased by 5%. The effect of this change on the aggregate of service and interest cost for 1997 would be an increase of 4%.

In 1996, the Company eliminated postretirement medical and life insurance benefits for which certain active domestic employees could have become eligible. After a one-time cash payment of $1,012, the Company recorded a favorable expense adjustment to income from continuing operations of $1,593. The provision for postretirement benefits other than pensions included in operating profit was $(30), $117 and $760 in 1997, 1996 and 1995, respectively. The provision for such costs included in nonoperating income was $(386), $(515) and $738 in 1997, 1996 and 1995, respectively.

NOTE 12-Long-Term Debt and Credit Arrangements

Long-term debt of the Company consists of the following:

                                                 December 28,     Interest     December 29,     Interest
                                                     1997          Rates           1996          Rates
   Senior Subordinated Debentures                 $215,000         12.13%       $215,000         12.13%
   Senior Notes                                     85,500         12.00         100,000         12.00
   Term Loans                                            -             -          36,957        8.38-9.25
   Revolving Loans                                       -             -          21,356        8.38-9.25
   ESOP Note                                         4,022          8.50           5,831          8.38
   Obligations under long-term lease agreements      4,515        6.13-7.88        5,845        6.13-7.88
   Pollution control and industrial development
    loan agreements                                 12,150        6.25-7.13       12,150        6.25-7.13
   Notes payable                                     2,400          9.00               -             -
   Other                                                45             -           1,680             -
                                                   323,632                       398,819
   Less-current maturities                          27,267                         3,759

                                                  $296,365                      $395,060
   Weighted average interest rate                                  11.19%                        11.87%

The Senior Subordinated Debentures were sold in 1992 and bear interest at 12.125%. Principal repayment is due in 2002, with a sinking fund payment of $45,000 due in 2001. In November, 1996 the Company repurchased $5,000 of Senior Subordinated Debentures in the open market with a portion of the proceeds from the sale of the Packaging businesses. Subsequent to year end, the Company repurchased approximately $24,000 of Senior Subordinated Debentures out of the net proceeds from the sale of the foreign Handling businesses.

During 1995, the Company completed the sale of $100,000 of Senior Notes due 2001 in a public offering. The proceeds from the offering were used to repay a portion of the indebtedness outstanding under the Company's senior bank credit facilities. In January, 1997 the Company repurchased in the open market $14,500 of Senior Notes with a portion of the net proceeds from the sale of the Packaging businesses.

The indentures governing the Senior Notes and the Senior Subordinated Debentures impose limitations on the Company's payment of dividends, other distributions, incurrence of indebtedness, sale and purchase of assets and repayment of debt.

At the end of 1997, in conjunction with the sale of the foreign Handling businesses, the bank credit agreement was amended after all outstanding bank loans, with the exception of the ESOP Note, were repaid with proceeds from the sale. The ESOP Note was repaid in January, 1998. The amended agreement provides for a revolving loan facility up to $106,000, available for acquisitions and to back letters of credit, and expires June 30, 1998. Under the terms of the bank credit agreement, the Company pays a commitment fee of 1/2 percent on unused credit facilities and has the option to borrow funds under the revolving loan facility at the prime rate plus 1 3/4 percent, or London Interbank Offered Rates (LIBOR) plus 2 3/4 percent, with such rates adjusted periodically. The bank credit agreement includes limitations regarding the issuance of stock, the incurrence of additional indebtedness, acquisitions, dispositions, and the payment of dividends or other distributions. The bank credit agreement contains covenants relating to earnings before interest, taxes and depreciation and amortization, capital expenditures and net worth. Substantially all of the Company's assets are pledged under the bank credit agreement.

During 1996, the Company had interest rate hedging arrangements with members of the bank group fixing interest rates on an average of $72,656 of debt under the bank credit agreement at 8.59% plus the applicable spread. These agreements were settled in December 1996 for $1,095 of which $570 was recorded as interest expense included in income from continuing operations and $525 of expense was included in the gain on the sale of the Packaging businesses. Without the interest rate hedging agreements, the weighted average cost of borrowing would have been .8 percentage points lower in 1996 and .5 percentage points lower in 1995.

The long term lease obligations relate principally to capitalized pollution control facilities. The interest rates on these obligations vary from 6.125% to 7.875%. Principal repayments are due in varying amounts through 2002.

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

The schedule of debt repayment requirements for the five years following 1997 is as follows:

                        1998          $ 27,267
                        1999             3,365
                        2000               200
                        2001           130,800
                        2002           151,300

The Company is in the process of evaluating its alternatives for refinancing or replacing some or all of its existing credit facilities. Were it unable to obtain such facilities, and proceeded with the repurchase and redemption of Senior Subordinated Debentures discussed above, based on current levels of performance, the Company might not have adequate liquidity to fund its operations and carry out its 1998 capital spending plan. However, the Company expects, based on its current levels of performance, current market conditions and on indications that it has received from credit providers to date, that it will be able to arrange new credit facilities with terms and in amounts sufficient to fund the Company's liquidity needs through 1999.

Actual cash disbursements for interest were $44,270, $52,087 and $55,028 in 1997, 1996 and 1995, respectively, which includes the amounts of net interest expense allocated to discontinued operations.

At December 28, 1997, the Company had unamortized deferred debt issuance costs of $4,895 included in other assets which are being amortized as part of interest expense over the lives of the related debt issues. Amortization included in interest expense of continuing operations was $1,335, $1,369 and $2,053 in 1997, 1996 and 1995,
respectively.

NOTE 13-Convertible Exchangeable Preferred Stock

In 1992, the Company issued 40,000 shares of Series A Preferred Stock. The preferred stock is convertible into common stock and bears a 9% per annum dividend payable semi-annually. The preferred stock initially was convertible at $6.50 per share. However, to the extent dividends are not paid in cash on the semi-annual dividend payment date, an adjustment is made which reduces the per share conversion price. Upon such an adjustment, all accrued and unpaid dividends on the shares of preferred stock through the date of adjustment cease to be accrued and unpaid. Dividends have not been paid on the preferred shares since their issuance, and due to restrictions in the bank credit agreement and the indentures relating to the Company's Senior Subordinated Debentures and the Senior Notes, it is not expected that cash dividends will be paid on the preferred stock for the foreseeable future. Accordingly, it is expected that the conversion price of the preferred stock will continue to decline approximately 4.5% on each semi-annual dividend payment date, resulting in an increase in the aggregate number of shares of common stock issuable upon conversion of the preferred stock. As a result of the operation of these provisions, the conversion price of the preferred stock was reduced to $3.99 per share as of December 31, 1997 and was convertible into 10,025,063 shares of common stock. In addition, to the extent dividends are not paid on the preferred stock in cash, the liquidation preference on the preferred stock increases at a rate of 9% per year, compounded semi-annually, and as of December 31, 1997 was $65,114. Upon certain events defined as "changes in control" or fundamental changes, the holders of the preferred stock have the right to require the Company to purchase the shares at the liquidation preference value, subject to certain limitations. The Company believes that the probability of these events occurring is remote and, therefore, the preferred stock is not stated at the liquidation preference value.

NOTE 14-Stockholders' Equity (Deficit)

No dividend payments were made in 1997, 1996 and 1995 and, due to restrictions in the bank credit agreement and the indentures relating to the Senior Subordinated Debentures and the Senior Notes, it is not expected that cash dividends will be paid in the foreseeable future.

The Company established an Employee Stock Ownership Plan (ESOP) in 1989 with an initial contribution of 10,000 shares, followed by the sale of 1,100,000 shares to the ESOP. Unearned compensation in 1996 included the shares held by the ESOP that had not been allocated to the participants valued at their original purchase price of $14.625 per share. Shares allocated during the year are charged to expense at the fair market value at year end. The difference between fair market value and their cost to the ESOP is charged or credited to additional paid-in capital. Interest payments on the ESOP borrowings are a component of interest expense. In January, 1998, following the sale of its foreign Handling businesses, the Company repaid its ESOP indebtedness. As a result of the Company's commitment to repay its indebtedness and to release the shares remaining in the ESOP, all future ESOP expense was recognized in 1997 and the balance in unearned compensation was reduced to zero (see Notes 2 and 12).

In 1989, the Board of Directors declared a stock rights dividend distribution. The purpose of these rights is to protect the Company against certain unfair and abusive takeover tactics. In certain circumstances, stockholders, other than certain holders of 15% or more of Interlake's stock, have the right to purchase Interlake stock from Interlake for less than its market price. In certain circumstances, Interlake stockholders can purchase, for less than market value, shares of a company which acquires The Interlake Corporation.

NOTE 15-Stock Incentive Plans

The Company has in place three stock incentive programs adopted by its Board of Directors and approved by the stockholders-the 1986 Stock Incentive Program (the "1986 Program"), the 1989 Stock Incentive Program (the "1989 Program") and the 1997 Stock Incentive Program (the "1997 Program") and, together, the "Stock Incentive Programs". The Stock Incentive Programs provide for the grant of awards and options for shares of the Company's common stock to officers and key employees of the Company and its subsidiaries. The 1997 Program and 1989 Program also provide for the grant of awards and options for shares of the Company's common stock to outside directors of the Company and its subsidiaries and the grant of shares of common stock in lieu of cash bonuses. The 1986 Program also provides for the grant of stock appreciation rights.

A summary of stock option activity under the Stock Incentive Programs follows:

                                           1997                  1996
                                                Average                Average
                                     Shares      Price      Shares      Price
  Stock Options:
   Outstanding-beginning of year   1,041,293     $5.52     986,480      $5.91
   Granted                         1,355,000      3.59     165,500       4.00
   Exercised                        (165,000)     4.00           -          -
   Cancelled or expired             (223,633)     7.21    (110,687)      6.73
   Outstanding-end of year         2,007,660      4.15   1,041,293       5.52
   Exercisable-end of year           613,660      5.41     920,243       5.72

  Available shares                    41,665               102,658

The following table summarizes information about the options outstanding at December 28, 1997:

                                              Options Outstanding                           Options Exercisable

                                     Number     Weighted-Average                         Number
                                  Outstanding      Remaining      Weighted-Average    Exercisable    Weighted-Average
                                  at 12/28/97   Contractual Life   Exercise Price     at 12/28/97     Exercise Price
Range of Exercise Prices
$3.44 to $4.38                     1,892,800       8.3 years            $3.71           498,800            $4.01
$11.47                               114,860        .6 years           $11.47           114,860           $11.47

In 1996, the Company adopted the disclosure provisions of FAS No. 123, "Accounting for Stock-Based Compensation." As permitted under this statement, the Company retained its current method of accounting for stock compensation. Disclosures required under FAS 123 are as follows:

                                                             1997      1996

   Weighted-average fair value per option of
     options granted during the year                        $2.33     $1.38

   Additional pro forma compensation expense                 $679      $216
   Pro forma income from continuing operations before
     extraordinary loss and change in accounting policy $15,691 $7,309 Pro forma earnings per share from continuing operations before extraordinary loss and change
     in accounting policy                                    $.48      $.23

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model, utilizing expected volatility of 57% based on historical data starting from December 30, 1990, one year after the Company's 1989 restructuring. Risk-free rates of 6.72% and 5.78%, for 1997 and 1996, respectively, are based on U.S. government strip bonds on the date of grant with maturities equal to the expected option term. Expected lives of the options are ten years, the vesting period is two years and no dividends are assumed.

NOTE 16-Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and cash equivalents-The carrying amount approximates fair value because of the short maturities of such instruments.

    Other assets-The fair values for financial instruments included in other assets were estimated based on quoted market prices for the same or similar issues.

    Long-term debt (See Note 12) -The fair values of the long-term debt other than bank debt were estimated based on quoted market prices for the same or similar issues. The interest rate on the Company's bank debt is reset every quarter to reflect current market rates. Consequently, the carrying value of the bank debt approximates fair value.

    Convertible exchangeable preferred stock (See Note 13) -The fair value of the preferred stock, which was issued in a private placement, is included in the following table at carrying value as such stock is not traded in the open market and a market price is not readily available.

    Foreign exchange contracts (See Note 1) -The fair value associated with the foreign currency contracts has been estimated by valuing the net position of the contracts using applicable spot or forward rates as of the end of the fiscal year.

The estimated fair values of the Company's financial instruments are as follows:

                                 December 28, 1997         December 29, 1996
                                Carrying      Fair        Carrying      Fair
                                 Amount      Value         Amount      Value

  Cash and cash equivalents     $ 84,508    $ 84,508      $ 70,228    $ 70,228
  Other assets                     6,000       6,000         6,000       5,715
  Long-term debt*                319,117     334,765       392,974     403,879
  Convertible exchangeable
    preferred stock               39,155      39,155        39,155      39,155
  Foreign currency contracts           -        (361)            -         (31)

*Includes current maturities and excludes capitalized long-term leases

NOTE 17-Environmental Matters

In connection with the reorganization of the old Interlake, Inc. (now Acme Steel Company ("Acme")) in 1986, the Company, then newly-formed, indemnified Acme against certain environmental liabilities relating to properties which had been shut down or disposed of by Acme's iron and steel division prior to the 1986 reorganization. After taking a nonoperating charge of $10,500 in the fourth quarter of 1997 as discussed below, the Company's reserves for environmental liabilities totaled $11,300 as of December 28, 1997, most of which relates to the Acme indemnification. Of this amount, $4,712 is classified as a current liability at December 28, 1997.

The nonoperating charge of $10,500 related to anticipated liabilities for environmental matters. Of that amount, $8,200 related to anticipated costs of remediation of certain underwater sediments at the Superfund site on the St. Louis River in Duluth, Minnesota (the "Duluth Site"). The Company's liability with respect to the Duluth Site arises out of the Acme indemnification discussed above. In 1997, the Company substantially completed an investigation of certain contaminated underwater sediments at the Duluth Site. Based on that investigation, the Company submitted a review of alternative remedial options to the Minnesota Pollution Control Agency ("MPCA") in December, 1997. Those alternatives range in estimated cost from zero to $50,000. The nonoperating charge reflects the estimated cost of any of several alternatives which the Company views as equally likely to be implemented, based largely upon its own analysis and the advice of its consultants, as well as upon discussions with the MPCA, community groups and other interested parties to date. However, there is no assurance that the remedy ultimately chosen will not cost more or less. The remainder of the $10,500 special nonoperating charge is largely attributable to costs incurred in substantially completing the remediation of certain soils at the Duluth Site; incurred in the settlement of the City of Toledo litigation discussed in Note 18 which follows; and anticipated to be incurred in the resolution of the Company's potential liability with respect to the Conservation Chemical site located in Gary, Indiana, with respect to which an administrative order on consent is being negotiated with the United States EPA.

With the nonoperating charge discussed above, the Company believes that based on its current estimate of its potential environmental liabilities, including all contingent liabilities, individually and in the aggregate, asserted and unasserted, that subject to the remaining uncertainty with respect to the Duluth Site discussed above, the costs of environmental matters have been fully provided for or are unlikely to have a material adverse effect on the Company's business, future results of operations, liquidity or financial condition. In arriving at its current estimate of its potential environmental liabilities, the Company has relied upon the estimates and analyses of its environmental consultants and legal advisors, as well as its own evaluation, and has considered: the probable scope and cost of investigations and remediations for which the Company expects to have liability; the likelihood of the Company being found liable for the claims asserted or threatened against it; and the risk of other responsible parties not being able to meet their obligations with respect to clean-ups. The Company's estimate has not been discounted to reflect the time-value of money, although a significant delay in implementation of certain of the remedies thought to be probable could result in cost estimates increasing due to inflation.

The Company's current estimates of its potential environmental liabilities do not reflect any anticipated recoveries from third parties. The Company believes that the successors to certain coal tar processors at the Duluth Site (the "tar companies"), who have been named as additional responsible parties for a portion of the underwater sediments by the MPCA, are the cause of a significant portion of the underwater contamination at the site. The tar companies have maintained that their contributions were minimal. In addition, the Company has pending an action seeking a declaratory judgment and recoveries from insurers under policies covering various periods during the 1960's, 1970's and 1980's.

The Company's current expectation is that cash outlays related to its outstanding reserves for environmental matters will be made during the period from 1998 through 2000 with the most significant expenditures expected in 1999 and 2000.

NOTE 18 - Commitments and Contingencies

The Company is engaged in certain routine litigation arising in the ordinary course of business. Based upon its evaluation of available information, management does not believe that any such matters are likely, individually or in the aggregate, to have a material adverse effect upon the Company's business future, results of operations, liquidity or consolidated financial condition.

On July 9, 1990, the City of Toledo, Ohio (the "City"), brought an action (the "Primary Action") in federal district court (the "Court") in Toledo against the Company, Acme (together with the Company, the "Interlake defendants"), Beazer Materials and Services, Inc., succeeded by Beazer East, Inc. ("Beazer") and Toledo Coke Corporation ("Toledo Coke") in connection with the alleged contamination of a 1.7 acre parcel of land the City had purchased from Toledo Coke for purposes of widening a road. Pursuant to a memorandum of understanding dated September 30, 1996, among Beazer, the City, and the Toledo-Lucas County Port Authority (the "Port Authority"), setting forth certain obligations of Beazer, the City and the Port Authority for the completion and funding of the road widening project and related environmental work, the City, Beazer and the Interlake defendants entered into a settlement agreement pursuant to which the City released the Interlake defendants and Beazer from, and agreed to dismiss with prejudice, all claims in the Primary Action. On October 10, 1996, the Court entered a consent order dismissing with prejudice all claims in the Primary Action, leaving only pending cross-claims between Beazer and the Interlake defendants at issue in the litigation. In December 1997, the Court entered a consent order confirming the settlement of all remaining issues in the litigation between Beazer and the Interlake defendants, and dismissing with prejudice all claims in the case.

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

NOTE 19-Quarterly Results (Unaudited)

Quarterly results of operations for 1997 and 1996 were as follows:
(in millions except per share data)
                                                1st         2nd         3rd         4th
                                              Quarter     Quarter     Quarter     Quarter
1997
   Net sales from Continuing Operations
     Engineered Materials                     $ 72.8      $ 77.4      $ 74.1      $ 80.4
     Handling                                   97.4       108.4       121.4        93.7
                                               170.2       185.8       195.5       174.1

   Gross Profit                                 38.3        41.1        38.9        33.0

   Operating profit
     Engineered Materials                       12.2        13.6        10.8        11.2
     Handling                                    2.1         2.5         3.6        (1.5)
     Corporate Items                             (.4)        (.1)        (.3)       35.4

   Operating profit                             13.9        16.0        14.1        45.1

   Income from Continuing Operations before
     extraordinary loss                           .1          .7          .5        15.1
   Income from Discontinued Operations           1.5           -          .3           -
   Net income                                     .1          .7          .8        15.1
   Income from Continuing Operations before
     extraordinary loss per common share:
       Basic                                       -         .03         .02         .65
       Diluted                                     -         .02         .02         .45
   Income from Discontinued Operations per
     common share:
       Basic                                     .06           -         .02           -
       Diluted                                   .05           -         .01           -
   Net income per common share:
       Basic                                       -         .03         .04         .65
       Diluted                                     -         .02         .03         .45

Fourth quarter 1997 results reflect the sale of the foreign Handling businesses (see Note 2). A pretax $35.6 gain on the sale of the foreign Handling businesses is included in Corporate Items in the fourth quarter of 1997.

Fourth quarter 1997 results include a $10.5 pretax nonoperating provision for environmental matters.


NOTE 19-Quarterly Results (Unaudited) (continued)

                                                      1st         2nd         3rd         4th
                                                    Quarter     Quarter     Quarter     Quarter
1996
   Net sales from Continuing Operations
     Engineered Materials                           $ 61.7      $ 67.5      $ 64.1      $ 64.2
     Handling                                        103.5       107.2       109.9       131.5
                                                     165.2       174.7       174.0       195.7

   Gross Profit                                       37.5        39.7        39.7        46.5

   Operating profit
     Engineered Materials                              8.8        11.0         9.1        11.6
     Handling                                          4.0         4.2         5.5        11.1
     Corporate Items                                   (.1)       (1.0)        (.1)        (.4)

   Operating profit                                   12.7        14.2        14.5        22.3

   Income (loss) from Continuing Operations before
     accounting change and extraordinary loss          (.9)         .6          .5         7.3
   Income from Discontinued Operations                 1.3         1.2         1.8        42.1
   Net income                                          2.0         1.8         2.2        49.2
   Income (loss) from Continuing Operations before
     accounting change and extraordinary loss
     per common share:
       Basic                                          (.04)        .03         .02         .32
       Diluted                                        (.03)        .02         .01         .23
   Income from Discontinued Operations per
     common share:
       Basic                                           .06         .05         .08        1.82
       Diluted                                         .04         .04         .06        1.32
   Net income per common share:
       Basic                                           .09         .08         .10        2.13
       Diluted                                         .07         .06         .07        1.54

First quarter 1996 results reflect the $1.6 cumulative adjustment for the change in accounting for postretirement medical and life benefits (see Note 5).

Quarterly results for the first three quarters of 1996 were restated in 1996 to reflect the Packaging businesses as discontinued operations.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Information about directors and nominees required by this item is incorporated by reference to the information under the caption "Directors and Nominees" in the Registrant's definitive proxy statement to be filed in connection with its 1998 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) reporting requirements, to the extent required to be disclosed, is incorporated by reference to the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be filed in connection with its 1998 Annual Meeting of Stockholders.

     (b) The executive officers listed below are elected annually by the Board of Directors of the Registrant, to serve for a term of office of one year and until their successors are elected.

                           Executive
Name               Age     Officer Since    Positions During Last 5 Years

W. Robert Reum      55     1982             Chairman of the Board since April
                                            1991 and President and Chief
                                            Executive Officer since January
                                            1991

Stephen Gregory     48     1989             Vice President-Finance and Chief
                                            Financial Officer since August
                                            1995; Vice President-Finance,
                                            Treasurer and Chief Financial
                                            Officer from December 1994 to
                                            August 1995; Vice President from
                                            August 1994 to December 1994;
                                            President of the Material Handling
                                            Division of The Interlake
                                            Companies, Inc. from June 1989 to
                                            August 1994

Stephen R. Smith    41     1991             Vice President, Secretary and
                                            General Counsel since January 1993;
                                            Vice President and General Counsel
                                            from January through December 1992

Donn A. York        38     1995             Treasurer since August 1995;
                                            Director of Treasury Operations
                                            from April 1993 to August 1995;
                                            Director-Operation Control from May
                                            1991 to April 1993.

     (c) The Registrant has designated the operating executives named below as "executive officers" for purposes of certain provisions of the Securities Exchange Act of 1934.

                           Executive
Name               Age     Officer Since    Positions During Last 5 Years

Robert J. Fulton    55     1994             President, Hoeganaes Corporation,
                                            since July 1994; Chief Executive
                                            Officer of Micafil, Inc. and
                                            consultant to Sterling Stainless
                                            Tube - ITT Automotive from 1992 to
                                            1994; Executive Vice President and
                                            Chief Operating Officer of Doehler-
                                            Jarvis from 1990 to 1992

James Legler        49     1988             President, Chem-tronics, Inc.,
                                            since 1988

Daniel P. Wilson    53     1994             President Material Handling
                                            Division, since January 1994;
                                            Vice President-Sales, Material
                                            Handling Division, from 1988 to
                                            1993


ITEM 11-EXECUTIVE COMPENSATION

The information required by this item is incorporated into this report by reference to the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed in connection with its 1998 Annual Meeting of Stockholders. Notwithstanding the foregoing sentence, the information set forth under "Executive Compensation - Report of the Management Development and Compensation Committee on Executive Compensation" and "Executive Compensation - Performance Graph" in the Registrant's definitive proxy statement to be filed in connection with its 1998 Annual Meeting of Stockholders is not incorporated herein.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated into this report by reference to the information under the caption "Voting Securities and Security Ownership by Certain Persons and Management" in the Registrant's definitive proxy statement to be filed in connection with its 1998 Annual Meeting of Stockholders.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


                                PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:


     1. Financial Statements

        Financial statements filed as part of this report are listed in the index on page 18.

     2. Financial Statement Schedules

        Financial statement schedules filed as part of this report are listed in the index on page 18.

        All other schedules are omitted because of the absence of conditions under which they would have been required or because the required information is disclosed in the financial statements or notes thereto.

     3. Reports on Form 8-K

        Current reports on Form 8-K were filed on December 22, 1997 and January 5, 1998, reporting under Items 5 and 2 of the Form, respectively, that the Registrant had sold its European and Asia-Pacific material handling businesses on December 19, 1997. The report filed on January 5, 1998 includes unaudited pro forma condensed consolidated statements of operations for the fiscal year ended December 29, 1996 and the nine months ended September 28, 1997, and an unaudited pro forma condensed consolidated balance sheet as of September 28, 1997, based on the historical financial statements of the Company and giving pro forma effect to the disposition as if it had occurred at the beginning of the period or as of the date presented, as applicable.

     4. Exhibits

                                                                    Sequential
                                                                    Numbering
                                                                    System
Exhibit                                                             Page
Number                         Item                                 Number

2. Plan of acquisition, reorganization, arrangement, liquidation or succession

      2.1 Share Purchase Agreement dated as of December 19, 1997, by and among the Registrant, The Interlake Companies, Inc., Interlake DRC Limited, Extondew Limited, and Extonbrook Limited, incorporated by reference to
              Exhibit 2.1 of the Company's Current Report on
              Form 8-K dated December 19, 1997, File No. 1-9149

3.    Articles of Incorporation and Bylaws

      3.1 Composite of the Registrant's Restated Certificate of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant's Registration
              Statement on Form S-2, File No. 33-59003, as amended (the "1995 Debt S-2")

      3.2 Bylaws of Registrant as amended and restated dated August 23, 1990, incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the year ended December 30, 1990, File No. 1-9149 (the "1990 10-K")

4. Instruments Defining the Rights of Security Holders, including Indentures

      4.1 Form of Indenture (including form of Senior Note), incorporated by reference to Exhibit 4.1 of the 1995 Debt S-2

      4.2     Form of Indenture (including form of Senior
              Subordinated Debenture), incorporated by reference to
              Exhibit 4.1 of the Registrant's Registration Statement on Form S-2, File No. 33-46247, as amended

      4.3 Rights Agreement dated as of January 26, 1989 between the Registrant and the First National Bank of Chicago, as Rights Agent, (the "Rights Agreement") incorporated by reference to Exhibit 2 of the Registrant's
              Registration Statement on Form 8-A dated as of January 27, 1989, File No. 1-9149

      4.4 Amendment to Rights Agreement dated as of August 15, 1989, incorporated by reference to Exhibit (a) of the Company's Form 8-A/A dated May 23, 1990, File No. 1-9149

      4.5 Amendment to Rights Agreement dated as of May 7, 1990, incorporated by reference to Exhibit (b) of the Company's Form 8-A/A dated May 23, 1990, File No. 1-9149

      4.6 Form of Amendment to Rights Agreement, incorporated by reference to Exhibit 4.5 of the Registrant's
              Registration Statement on Form S-2, File No. 33-46248, as amended (the "Common Stock S-2")

      4.7     Amendment to Rights Agreement dated as of April 13,
              1994, incorporated by reference to Exhibit 7 of the Company's Form 8-A/A dated April 19, 1994, File
              No. 1-9149

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

      4.14 Stock Purchase Agreement dated November 2, 1989 between the Registrant and LaSalle National Bank, trustee for The Interlake Corporation Employee Stock Ownership Plan, incorporated by reference to Exhibit 10(v) of the Registrant's Annual Report on Form 10-K for the year ended December 29, 1991, File No. 1-9149 (the "1991 10-K")

      4.15+ Second Amended and Restated Credit Agreement dated as of December 22, 1997, among the Registrant, The Chase Manhattan Bank and The First National Bank of Chicago.

      4.16+   Note dated December 22, 1997, payable from the
              Registrant to The Chase Manhattan Bank.

      4.17+   Note dated December 22, 1997, payable from the
              Registrant to The First National Bank of Chicago

      4.18 Pledge Agreement dated September 27, 1989, made by the Registrant and accepted by The Chase Manhattan Bank, incorporated by reference to Exhibit 10(t) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-9149

      4.19 Amended and Restated Security Agreement dated September 27, 1989 and amended and restated as of August 17, 1992 between the Registrant and The Chase Manhattan Bank, incorporated by reference to Exhibit
              4.27 of the Registrant's Annual Report on Form 10-K for the year ended December 27, 1992, File No. 1-9149 (the "1992 10-K")

      4.20 Amended and Restated Security Agreement dated as of September 27, 1989 and amended and restated as of August 17, 1992, among certain Subsidiaries of the Registrant and The Chase Manhattan Bank, incorporated by reference to Exhibit 4.28 of the 1992 10-K

      4.21+ Confirmation and Guaranty of Security Interest dated December 22, 1997, made by certain Subsidiaries of the Registrant and accepted by The Chase Manhattan Bank.



10.   Material Contracts

      10.1*+  1998 Senior Executive Incentive Compensation Program

      10.2* 1997 Senior Executive Incentive Compensation Program, incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 29, 1996, File No. 1-9149 (the "1996 10-K")

      10.3* 1996 Senior Executive Incentive Compensation Program, incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9149 (the "1995 10-K")

      10.4* 1995 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 25, 1994, File No. 1-9149 (the "1994 10-K")

      10.5* 1994 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 26, 1993, File No. 1-9149

      10.6* Key Executive Retention Program adopted February 23, 1995, incorporated by reference to Exhibit 10.3 of the 1994 10-K

      10.7* Amendment to Key Executive Retention Program, adopted December 1, 1995, incorporated by reference to Exhibit
              10.5 of the 1995 10-K

      10.8* Form of Grant of Stock Award dated as of January 30, 1996, incorporated by reference to Exhibit 10.6 of the 1995 10-K

      10.9* Form of Grant of Stock Award as of February 23, 1995, incorporated by reference to Exhibit 10.4 of the 1994 10-K

      10.10* Form of Agreement dated August 27, 1992 for the Cancellation and Re-Granting of Non-Qualified Stock Options between the Registrant and U.S. executive officers and employees, incorporated by reference to Exhibit 10.7 of the 1992 10-K

      10.11*+ Form of Incentive Stock Option Agreement dated as of
              December 5, 1997

      10.12*+ Form of Non-Qualified Stock Option Agreement dated as of January 22, 1998

      10.13* Form of Non-Qualified Stock Option Agreement dated as of January 28, 1997, incorporated by reference to Exhibit 10.10 of the 1996 10-K

      10.14* Form of Non-Qualified Stock Option Agreement dated as of January 25, 1996, incorporated by reference to Exhibit 10.9 of the 1995 10-K

      10.15*  Form of Non-Qualified Stock Option Agreement dated
              January 26, 1995 between the Registrant and one executive officer, incorporated by reference to
              Exhibit 10.6 of the 1994 10-K

      10.16*  Form of Grant of Stock Award as of May 23, 1991 -
              Outside Director, incorporated by reference to
              Exhibit 10(a) of the 1991 10-K

      10.17* Amendment to Non-Qualified Stock Option Agreement and to Stock Appreciation Rights granted July 28, 1988 by the Registrant to one U.S. executive officer, incorporated by reference to Exhibit 10(j) of the 1990 10-K

      10.18*+ 1997 Stock Incentive Program

      10.19* 1989 Stock Incentive Program as amended, incorporated by reference to Exhibit 10.17 of the 1996 10-K

      10.20* 1986 Stock Incentive Program as amended, incorporated by reference to Exhibit 10.18 of the 1996 10-K

      10.21 Trust Agreement between the Registrant and Continental Illinois National Bank and Trust Company of Chicago with respect to The Interlake Corporation Restated Directors' Post-Retirement Income Plan dated
              September 30, 1988, incorporated by reference to
              Exhibit 10(p) of the Registrant's Annual Report on Form 10-K for the year ended December 25, 1988,
              File No. 1-9149 (the "1988 10-K")

      10.22 Trust Agreement between the Registrant and Continental Illinois National Bank and Trust Company of Chicago with respect to the Deferred Compensation Agreement dated May 29, 1986 (as amended August 5, 1988) between the Registrant and Frederick C. Langenberg dated September 30, 1988, incorporated by reference to Exhibit 10(q) of the 1988 10-K

      10.23*  Form of Indemnification Agreement between the
              Registrant and Outside Directors, incorporated by reference to Exhibit 10(a) of the Registrant's Annual Report on Form 10-K for the year ended December 27, 1987, File No. 1-9149 (the "1987 10-K")

      10.24*  Form of Indemnification Agreement between the
              Registrant and executive officers, including inside directors, incorporated by reference to Exhibit 10(b) of the 1987 10-K

      10.25* Form of Severance Pay Agreement between the Registrant and 6 executive officers (W. Robert Reum, Stephen Gregory, Stephen R. Smith, Robert J. Fulton, James H. Legler and Daniel P. Wilson), incorporated by reference to Exhibit 10.18 of the 1994 10-K

      10.26*  Form of Severance Pay Agreement between the
              Registrant and two executive officers, incorporated by reference to Exhibit 10.19 of the 1994 10-K

      10.27 Cross Indemnification Agreement dated as of May 29, 1986, between the Registrant and Acme Steel Company, incorporated by reference to Exhibit 10(b) of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1986, File No. 1-9149 (the "1986 10-K")

      10.28 Parallel Loan Agreement dated as of May 29, 1986, between Acme Steel Company and The Interlake Companies, Inc., as amended by letter agreement dated June 27, 1986, incorporated by reference to Exhibit 10(c) of the 1986 10-K

      10.29   Tax Indemnification Agreement dated as of May 29,
              1986, between the Registrant and Acme Steel Company, incorporated by reference to Exhibit 10(i) of the 1986 10-K

      10.30* Deferred Compensation Agreement dated May 29, 1986, between the Registrant and Frederick C. Langenberg, incorporated by reference to Exhibit 10(j) of the 1986 10-K

      10.31 Instrument of Assumption and Release dated May 29, 1986, between the Registrant, W. R. Reum and Acme Steel Company, concerning an April 12, 1982 Agreement between W. R. Reum and Interlake, Inc. (n.k.a. Acme Metals, Inc.), incorporated by reference to Exhibit 10(l) of the 1986 10-K

      10.32 U.S. Asset Purchase Agreement, dated October 1, 1996, between Interlake Packaging Corporation and Samuel Strapping Systems (Tennessee), Inc., incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996, File No. 1-9149 (the "1996 10-Q")

      10.33 Canadian Stock Purchase Agreement, dated September 30, 1996, between Interlake Packaging Corporation, The Interlake Companies, Inc. and Samuel Manu-Tech Inc., incorporated by reference to Exhibit 10.2 of the Registrant's 1996 10-Q

      10.34 U.K. Stock Purchase Agreement, dated October 1, 1996, between The Interlake Companies, Inc., Samuel Strapping Systems (U.K.) Limited, The Interlake Corporation and Samuel Manu-Tech Inc., incorporated by reference to Exhibit 10.3 of the Registrant's 1996 10-Q

21.+  Subsidiaries of the Registrant

23.   Consents of Experts and Counsel

      23.1+   Consent of Price Waterhouse LLP

27.+  Financial Data Schedule

* Denotes management contract or compensatory plan or arrangement
+ Denotes exhibits filed with this Annual Report on Form 10-K

         THE INTERLAKE CORPORATION AND CONSOLIDATED SUBSIDIARIES
             SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

                                               Additions

                         Balance at    Charged to      Charged                         Balance at
                         Beginning     Costs and       to Other                          End of
  Description             of Year      Expenses        Accounts(a)    Deductions          Year
                              (in thousands)

Valuation accounts deducted from assets to which they apply:

Allowance for doubtful accounts receivable-

Year ended-
   December 28, 1997 . . .$ 2,037       $ 333           $ 12          $(1,840)(b)      $   542

   December 29, 1996 . . .$ 3,425       $  66           $ 64          $(1,518)(c)      $ 2,037

   December 31, 1995 . . .$ 2,977       $ 916           $ 91          $  (559)(d)      $ 3,425



(a)  consists principally of recoveries of accounts charged off in prior years
(b) consists principally of uncollectible accounts charged off $(312), allowances for doubtful accounts of sold operations $(1,343) and foreign exchange rate fluctuations.
(c) consists principally of uncollectible accounts charged off $(938), allowances for doubtful accounts of discontinued operations $(636) and foreign exchange rate fluctuations
(d) consists principally of uncollectible accounts charged off and foreign exchange rate fluctuations

Valuation accounts from deferred tax assets-

Year ended-
   December 28, 1997 . . .$14,036       $(6,475)        $   -         $     -          $ 7,291

   December 29, 1996. . . $21,232       $(7,196)        $   -         $     -          $14,036

   December 31, 1995. . . $18,165       $ 3,067         $   -         $     -          $21,232


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE INTERLAKE CORPORATION


                                    By
                                    /S/ W. ROBERT REUM

                                      W. Robert Reum
                                      Chairman, President and Chief
                                        Executive Officer
February 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

    Signature                            Title


/S/ W. ROBERT REUM                  Director, Chairman, President
W. Robert Reum                      and Chief Executive Officer

/S/ STEPHEN GREGORY                 Vice President-Finance and
Stephen Gregory                     Chief Financial Officer

/S/ JOHN A. CANNING JR.             Director
John A. Canning, Jr.

/S/ JAMES C. COTTING                Director
James C. Cotting

/S/ JOHN E. JONES                   Director
John E. Jones

/S/ FREDERICK C. LANGENBERG         Director            February 27, 1998
Frederick C. Langenberg

/S/ QUENTIN C. McKENNA              Director
Quentin C. McKenna

/S/ WILLIAM G. MITCHELL             Director
William G. Mitchell

/S/ ERWIN E. SCHULZE                Director
Erwin E. Schulze


                                                         Exhibit 23.1

                   CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-58908 and 33-11428) of The Interlake Corporation of our report dated January 21, 1998 appearing on page 19 of this Form 10-K.




/s/ Price Waterhouse LLP



Chicago, Illinois
February 27, 1998