Form 10-Q
period 1998-03-29
INTERLAKE CORP
filed 1998-04-22
CIK 790929

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549




                                 FORM 10-Q




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended March 29, 1998
                       Commission file number 1-9149



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

As of April 15, 1998, 23,175,142 shares of the registrant's common stock were outstanding.


                         THE INTERLAKE CORPORATION

                       PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The following consolidated financial statements as of March 29, 1998 and for the periods ended March 29, 1998 and March 30, 1997 are unaudited, but include all adjustments which the Registrant considers necessary for a fair presentation of results of operations and financial position for the applicable periods. Except as noted, all adjustments are of a normal, recurring nature. Operating results for the three month period ended March 29, 1998 are not indicative of the results that may be expected for the entire 1998 fiscal year. The balance sheet as of December 28, 1997 has been derived from the audited financial statements of the Company. The statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.








                         THE INTERLAKE CORPORATION

                    Consolidated Statement of Operations
                           For the Periods Ended
                     March 29, 1998 and March 30, 1997
                  (In thousands except per share amounts)




                                                         1998        1997

Net Sales                                              $133,982    $170,174
Cost of Products Sold                                   106,847     131,832
Selling & Administrative Expense                         13,393      24,435

Operating Profit                                         13,742      13,907
Non-operating (Income) Expense                           (1,645)       (455)

Earnings Before Interest & Taxes                         15,387      14,362
Interest Expense                                          9,715      11,540
Interest Income                                            (980)       (768)

Income from Continuing Operations Before Taxes,
  Minority Interest and Extraordinary Loss                6,652       3,590
Provision for Income Taxes                                2,683       2,245

Income from Continuing Operations Before Minority
  Interest and Extraordinary Loss                         3,969       1,345
Minority Interest in Net Income of Subsidiaries           1,130       1,264

Income from Continuing Operations Before
  Extraordinary Loss                                      2,839          81
Income from Discontinued Operations, Net of
  Income Taxes                                               --       1,484
Extraordinary Loss, Net of Income Taxes                    (220)     (1,482)

Net Income                                             $  2,619    $     83

Comprehensive Income (Loss)                            $  2,612    $ (2,165)

Income (Loss) Per Share of Common Stock-Basic:
  Income from Continuing Operations Before
    Extraordinary Loss                                     $.12        $.00
  Discontinued Operations                                    --         .06
  Extraordinary Loss                                       (.01)       (.06)
  Net Income                                               $.11        $.00

Income (Loss) Per Share of Common Stock-Diluted:
  Income from Continuing Operations Before
    Extraordinary Loss                                     $.08        $.00
  Discontinued Operations                                    --         .05
  Extraordinary Loss                                        .00        (.05)
  Net Income                                               $.08        $.00

Average Shares Outstanding - Basic                       23,206      23,141

Average Shares Outstanding - Diluted                     33,606      32,311



                        THE INTERLAKE CORPORATION
                        Consolidated Balance Sheet
                   March 29, 1998 and December 28, 1997
                          (Dollars in thousands)


Assets                                                       1998        1997

Current Assets:
  Cash and cash equivalents                               $ 32,591    $ 84,508
  Receivables, less allowances for doubtful accounts
    of $570 at March 29, 1998 and $542 at
    December 28, 1997                                       87,392      78,124
  Inventories - Raw materials and supplies                  24,383      20,029
              - Semi-finished and finished products         20,103      16,700
  Other current assets                                       5,833       5,962
    Total Current Assets                                   170,302     205,323

Other Assets                                                40,532      41,379

Property, Plant and Equipment, at cost                     325,514     315,506
Less - Depreciation and amortization                      (193,117)   (189,142)
                                                           132,397     126,364
    Total Assets                                          $343,231    $373,066


Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
  Accounts payable                                        $ 43,042    $ 39,097
  Accrued liabilities                                       21,431      20,551
  Interest payable                                           6,342      10,439
  Accrued salaries and wages                                 9,066      11,946
  Income taxes payable                                      36,272      36,887
  Debt due within one year                                   3,245      27,267
    Total Current Liabilities                              119,398     146,187

Long-Term Debt                                             292,419     296,365

Other Long-Term Liabilities and Deferred Credits            88,096      89,079

Preferred Stock - 2,000,000 shares authorized
  Convertible Exchangeable Preferred Stock - Redeemable,
    par value $1 per share, issued 40,000 shares
    (liquidation value $66,538 at March 29, 1998 and
    $65,114 at December 28, 1997)                           39,155      39,155
Shareholders' Equity (Deficit):
  Common stock, par value $1 per share, authorized
    100,000,000 shares, issued 23,530,455 shares at
    March 29, 1998 and 23,393,695 shares at
    December 28, 1997                                       23,530      23,394
  Additional paid-in capital                                 3,039       2,604
  Cost of common stock held in treasury (355,313 shares
    at March 29, 1998 and 106,153 shares at
    December 28, 1997)                                      (3,777)     (2,477)
  Accumulated deficit                                     (218,615)   (221,234)
  Accumulated foreign currency translation adjustments         (14)         (7)
                                                          (195,837)   (197,720)
    Total Liabilities and Shareholders' Equity (Deficit)  $343,231    $373,066



                        THE INTERLAKE CORPORATION
                   Consolidated Statement of Cash Flows
         For the Periods Ended March 29, 1998 and March 30, 1997
                              (In thousands)


                                                         1998        1997

Cash flows from (for) operating activities:
  Net income                                          $  2,619    $     83
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      4,028       4,838
      (Gain) on discontinued operations                     --      (1,484)
      Extraordinary loss                                   220       1,482
      Other operating adjustments                       (1,934)         87
      (Increase) decrease in working capital:
         Accounts receivable                            (9,283)     11,171
         Inventories                                    (7,764)       (932)
         Other current assets                              127        (273)
         Accounts payable                                3,960      (7,840)
         Other accrued liabilities                      (6,327)    (11,774)
         Income taxes payable                             (446)      1,250
           Total working capital change                (19,733)     (8,398)

Net cash provided (used) by operating activities       (14,800)     (3,392)

Cash flows from (for) investing activities:
  Capital expenditures                                  (9,579)     (3,736)
  Proceeds from disposal of PP&E                            --          21
  Acquisitions                                              --      (5,000)
  Divestitures                                              --       1,703
  Other investment flows                                    36          79

Net cash provided (used) by investing activities        (9,543)     (6,933)

Cash flows from (for) financing activities:
  Retirements of long-term debt                        (27,968)    (15,377)
  Debt retirement costs                                     --      (1,504)
  Other financing flows                                    396         268

Net cash provided (used) by financing activities       (27,572)    (16,613)

Effect of exchange rate changes                             (2)       (616)

Increase (Decrease) in cash and cash equivalents       (51,917)    (27,554)

Cash and cash equivalents, beginning of period          84,508      70,228

Cash and cash equivalents, end of period              $ 32,591    $ 42,674



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Financial Statements

The interim information furnished in these financial statements is unaudited.

The Registrant and its subsidiaries are referred to herein on a consolidated basis as the Company.

Note 2 - Extraordinary Loss

In the first quarter of 1998, the Company repurchased $24.0 million in principal amount of its Senior Subordinated Debentures. Deferred debt issuance costs of $.3 million related to the repurchased Debentures were written off. An extraordinary loss of $.2 million related to this repurchase, net of applicable income taxes, was reported in the quarter.

In the first quarter of 1997, the Company repurchased $14.5 million in principal amount of its Senior Notes at a premium of $1.5 million. In addition, deferred debt issuance costs of $.3 million related to the repurchased Notes were written off. An extraordinary loss of $1.5 million related to this repurchase, net of applicable income taxes, was reported in the quarter.

Note 3 - Discontinued Operations

In the first quarter of 1997, the Company received additional proceeds from the sale of its Packaging businesses resulting in income from discontinued operations of $1.5 million, net of applicable income taxes.

Note 4 - Computation of Common Share Data

The weighted average number of common shares outstanding used to compute basic per share amounts was 23,206,000 for 1998 and 23,141,000 for 1997. For diluted per share amounts, the weighted average number of common shares outstanding used was 33,606,000 for 1998 and 32,311,000 for 1997. The effect of the dilutive Convertible Exchangeable Preferred Stock was to increase the weighted average number of shares outstanding used in the computation of diluted earnings per share by 10,016,000 and 9,170,000 shares in the first quarters of 1998 and 1997, respectively. Stock options added 384,000 common shares in the first quarter of 1998, but were excluded from the computation in the first quarter of 1997 because the exercise price exceeded the average market price and would have been antidilutive.

Note 5 - Income Taxes

The effective tax rate on income from continuing operations was 40.3% and 62.5% for the first quarter of 1998 and 1997, respectively. In 1998, the Company provided for U.S. federal and state income taxes as well as for additional amounts related to open U.S. federal tax return years of 1982 through 1990.

In 1997, because most of the Company's interest expense was borne in the United States at the parent company level, the Company had substantial taxable income in foreign and state jurisdictions. Taxes due to foreign authorities were not offset by U.S. federal income tax benefits.

Note 6 - Comprehensive Income

In June of 1997, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 130 "Reporting Comprehensive Income". The Statement, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements.
Where applicable, earlier periods have been restated to conform to the standards set forth in FAS No. 130. The Company's Comprehensive Income consists of net income and foreign currency translation adjustments which are presented before tax. Comprehensive Income in the first quarter of 1997 includes $2.2 million of foreign currency exchange losses relating to the foreign Handling businesses sold in the fourth quarter of 1997. The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries, some of which were subject to statutory restrictions on distribution.

Note 7 - Acquisitions

In the first quarter of 1997, the Company acquired the assets of ARC Metals Inc. for $5.0 million in cash and a promissory note in the amount of $2.8 million.

Note 8 - Environmental Matters

In connection with the reorganization of the old Interlake, Inc. (now Acme Steel Company ("Acme")) in 1986, the Company, then newly-formed, indemnified Acme against certain environmental liabilities relating to properties which had been shut down or disposed of by Acme's iron and steel division prior to the 1986 reorganization. After taking a nonoperating charge of $10.5 million in the fourth quarter of 1997 as discussed below, the Company's reserves for environmental liabilities totaled $10.5 million as of March 29, 1998, most of which relates to the Acme indemnification.
Of this amount, $4.3 million is classified as a current liability at March 29, 1998.

The nonoperating charge of $10.5 million in the fourth quarter of 1997 related to anticipated liabilities for environmental matters. Of that amount, $8.2 million related to anticipated costs of remediation of certain underwater sediments at the Superfund site on the St. Louis River in Duluth, Minnesota (the "Duluth Site"). The Company's liability with respect to the Duluth Site arises out of the Acme indemnification discussed above. In 1997, the Company substantially completed an investigation of certain contaminated underwater sediments at the Duluth Site. Based on that investigation, the Company submitted a review of alternative remedial options to the Minnesota Pollution Control Agency ("MPCA") in December, 1997. Those alternatives range in estimated cost from zero to $50.0 million. The nonoperating charge reflects the estimated cost of any of several alternatives which the Company views as equally likely to be implemented, based largely upon its own analysis and the advice of its consultants, as well as upon discussions with the MPCA, community groups and other interested parties to date. However, there is no assurance that the remedy ultimately chosen will not cost more or less. The remainder of the $10.5 million special nonoperating charge is largely attributable to costs incurred in substantially completing the remediation of certain soils at the Duluth Site; and anticipated to be incurred in the resolution of the Company's potential liability with respect to the Conservation Chemical site located in Gary, Indiana, with respect to which an administrative order on consent is being negotiated with the United States Environmental Protection Agency.

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


The Company's current estimates of its potential environmental liabilities do not reflect any anticipated recoveries from third parties. The Company believes that the successors to certain coal tar processors at the Duluth Site (the "tar companies"), who have been named as additional responsible parties for a portion of the underwater sediments by the MPCA, are the cause of a significant portion of the underwater contamination at the site. The tar companies have maintained that their contributions were minimal.
In addition, the Company has pending an action seeking a declaratory judgment and recoveries from insurers under policies covering various periods during the 1960's, 1970's and 1980's. In the first quarter of 1998, the Company's net income benefitted by $1.6 million in insurance recoveries relating to historical environmental issues.

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

On March 10, 1995, SC Holdings, Inc., a subsidiary of Waste Management International plc ("SC Holdings"), filed a complaint in federal district court in Trenton, New Jersey, against Hoeganaes Corporation, an Interlake subsidiary, and numerous other defendants, seeking to recover amounts expended or to be expended in the remediation of the Cinnaminson
Groundwater Contamination Site in Burlington County, New Jersey.  SC
Holdings claims to have spent approximately $10.0 million in investigation and remediation, and purportedly estimates the total costs of investigation and remediation to be approximately $60.0 million. The site is a broadly-defined Superfund site which encompasses a landfill formerly operated by SC Holdings and may also include the groundwater under Hoeganaes' Riverton, New Jersey facility. Hoeganaes may have shipped certain materials to the landfill. SC Holdings alleges that Hoeganaes has liability as both an
owner/operator and a generator.   The Company believes that Hoeganaes has
meritorious defenses against both alleged bases of liability.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
First Quarter 1998 Compared with First Quarter 1997

Interlake's foreign Handling businesses were sold in the fourth quarter of 1997. The results of their operations and cash flow are included in the Company's consolidated statement of operations and consolidated statement of cash flows for the 1997 first quarter, but are excluded for the 1998 first quarter.

Net sales from continuing operations were $134.0 million in the quarter ended March 29, 1998 compared with sales of $170.2 million in the prior year period. Net sales without the results of the sold foreign Handling businesses were $114.6 million in the 1997 quarter. Sales in the Engineered Materials segment increased 15% to $83.8 million in the 1998 quarter due to higher volume at Special Materials and increased fabricated component sales at Aerospace Components. Handling segment sales declined 48% to $50.2 million in the 1998 quarter reflecting the sale of the foreign Handling businesses. Sales at the remaining Handling business in North America increased 19% reflecting increased shipments in the 1998 quarter. Operating profit was $13.7 million in the 1998 quarter compared to $13.9 million in the prior year period. Excluding the results of the sold foreign Handling businesses, operating profit in the first quarter of 1997 was $12.7 million. 1998 non-operating income in the first quarter includes a $1.6 million benefit from insurance recoveries relating to historical environmental issues. Interest expense was $9.7 million compared to $11.5 million in the 1997 quarter reflecting lower levels of indebtedness after the required application of proceeds from the sale of the foreign Handling businesses. Net income of $2.6 million for the 1998 quarter included an extraordinary loss of $.2 million, net of tax, related to the early retirement of a portion of the Company's debt. Net income of $.1 million in the first quarter of 1997 included income from discontinued operations of $1.5 million and an extraordinary loss of $1.5 million related to early debt retirement.

Segment Results

The Company's businesses are organized into two segments: Engineered Materials and Handling. Businesses in Engineered Materials are Special Materials (ferrous metal powders) and Aerospace Components (precision aerospace component fabrication and aviation repair). The Handling segment includes the North American operations in the 1998 quarter, while the sold foreign Handling businesses in Europe and Asia Pacific are also included in 1997.

                                           First Quarter Segment Results

                                         Net Sales        Operating Profit
                                      1998      1997       1998      1997
                                                (in millions)
Engineered Materials
      Special Materials              $ 52.8    $ 50.5
      Aerospace Components             31.0      22.3
                                       83.8      72.8     $12.4     $12.2

Handling                               50.2      97.4       1.4       2.1

Corporate Items                                             (.1)      (.4)

Consolidated Totals                  $134.0    $170.2     $13.7     $13.9


Engineered Materials

First quarter 1998 sales in the Engineered Materials segment increased 15% to $83.8 million, due to increased metal powder sales at Special Materials and higher fabrication shipments at Aerospace Components. Operating profit increased 2% in the 1998 quarter compared to the 1997 period because volume increases were partially offset by higher material and manufacturing costs at both Special Materials and Aerospace Components.

Special Materials' metal powder sales increased 4% compared with the same period last year due to additional volume and improved sales pricing. Earnings for the quarter were comparable to the 1997 period as the benefit of increased volume, favorable sales pricing and improved sales of higher margin products were offset by higher material and manufacturing costs.

Aerospace Components' sales increased 39% compared to the 1997 first quarter from increased fabrication shipments on key engine programs and improved blade repair activity. Earnings for the quarter increased 19% as the benefit of the additional volume was partially offset by higher manufacturing costs resulting from the assimilation of new employees to accommodate the additional activity as well as increased material costs.

Order backlogs in this segment rose 11% to $192.0 million at the end of 1998 quarter compared to $173.2 million in the 1997 period reflecting continued strong order intake. Aerospace Components' backlog reached a record level, reflecting increased orders on commercial fabrication programs.

Handling

Sales in the Handling segment for the first quarter decreased 48% to $50.2 million, compared with $97.4 million in the 1997 quarter due to the sale of the foreign Handling businesses. North American Handling sales increased 19% from additional volume which was partially offset by sales price weakness.

Handling segment operating profit declined 36% to $1.4 million reflecting the disposition of the foreign Handling businesses. Handling North America's earnings decreased 7% in the 1998 quarter as the effect of the increased volume and a favorable settlement with a supplier were more than offset by sales pricing weakness, less favorable operating variances and favorable accrual adjustments in 1997.

Order backlogs in this segment were $32.3 million at the end of the first quarter compared to $89.9 million in 1997 which included the backlog of the sold foreign Handling businesses. The order backlog at the remaining Handling business in North America increased 88% from order levels of $17.2 million in the prior year, because of increased order intake.

Discontinued Operations

In the first quarter of 1997, the Company received additional proceeds in respect of the October 1996 sale of its Packaging businesses. Income from discontinued operations of $1.5 million, net of applicable income taxes, was recorded to reflect the adjustment to the gain.

Extraordinary Loss

During the first quarter of 1998, the Company recorded an extraordinary loss of $.2 million, net of income taxes, for the write-off of deferred debt issuance costs related to the repurchase and early retirement of $24.0 million of the Company's Senior Subordinated Debentures.

During the first quarter of 1997, the Company recorded an extraordinary loss of $1.5 million, net of income taxes, for the premium incurred and the write-off of deferred debt issuance costs related to the repurchase and early retirement of $14.5 million of the Company's Senior Notes.

Financial Condition

The Company's total debt was $295.7 million at the end of the first quarter of 1998, down $28.0 million from the 1997 year-end. Cash and equivalents totaled $32.6 million at the end of the quarter, compared with $84.5 million at the end of 1997 reflecting the repurchase of $24.0 million of Senior Subordinated Debentures, the $4.0 million payoff of the ESOP note, increased working capital requirements and capital expenditures. Capital expenditures of $9.6 million during the first quarter of 1998 compared to $3.7 million in 1997 reflecting increased spending for expansion, particularly in the Engineered Materials segment. The Company anticipates that 1998 capital spending will be approximately $55.0 million.

In December 1997, the Company entered into an amended and restated bank credit agreement which provides credit facilities totaling $106.0 million, available for acquisitions and letters of credit. The agreement expires on June 30, 1998.

The Company is in the process of replacing its existing bank credit facilities. Were it unable to obtain such facilities, or other financing, based on current levels of performance, the Company might not have adequate liquidity to fund its operations and carry out its 1998 capital spending plan. However, the Company expects, based on its current levels of performance, current market conditions and indications from credit providers to date, it will be able to arrange new credit facilities with terms and in amounts sufficient to fund the Company's liquidity needs through 2000. The Company has substantial debt repayment requirements in the years 2001 and 2002.



                       PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business. None of these proceedings is material within the meaning of regulations of the Securities and Exchange Commission.

The Company is a party in certain litigation and a proceeding before a governmental agency which relate to the contamination of the environment. These matters are described in Note 8 and Note 9 of Notes to Consolidated Financial Statements included herein. Reference is also made to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, Part I, Item 3--Legal Proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)        Exhibits

           Exhibit 27   Financial Data Schedule for the quarter ended
                        March 29, 1998

(b)        Reports on Form 8-K

           A current report on Form 8-K was filed January 5, 1998 reporting, under Item 2 of the Form, that the Registrant had sold its European and Asia-Pacific material handling businesses on December 19, 1997. The report filed on January 5, 1998 included unaudited pro forma condensed consolidated statements of operations for the fiscal year ended December 29, 1996 and the nine months ended September 28, 1997, and an unaudited pro forma condensed consolidated balance sheet as of September 28,1997, based on the historical financial statements of the Company and giving pro forma effect to the disposition as if it had occurred at the beginning of the period or as of the date presented, as applicable.

           A current report on Form 8-K was also filed on January 22, 1998 reporting, under Item 5 of the Form, the Registrants's Fourth Quarter and Full Year results for the fiscal year ended December 28, 1997.





                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE INTERLAKE CORPORATION



April 22, 1998                             /s/STEPHEN GREGORY

                                           Stephen Gregory
                                           Vice President - Finance
                                           and Chief Financial Officer