Form 10-Q
period 1998-06-28
INTERLAKE CORP
filed 1998-07-23
CIK 790929

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 28, 1998
                          Commission file number 1-9149



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of July 15, 1998, 23,175,142 shares of the registrant's common stock were outstanding.

                            THE INTERLAKE CORPORATION

                          PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The following consolidated financial statements as of June 28, 1998 and for the periods ended June 28, 1998 and June 29, 1997 are unaudited, but include all adjustments which the Registrant considers necessary for a fair presentation of results of operations and financial position for the applicable periods. Except as noted, all adjustments are of a normal, recurring nature. Operating results for the six month period ended June 28, 1998 are not indicative of the results that may be expected for the entire 1998 fiscal year. The balance sheet as of December 28, 1997 has been derived from the audited financial statements of the Company. The statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

                            THE INTERLAKE CORPORATION
                      Consolidated Statement of Operations
                              For the Periods Ended
                         June 28, 1998 and June 29, 1997
                     (In thousands except per share amounts)




                                                                          Second Quarter                  Six Months
                                                                       1998           1997           1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                            $134,515       $185,845      $268,497         $356,019
Cost of Products Sold                                                 106,016        144,745       212,863          276,577
Selling & Administrative Expense                                       12,998         25,080        26,391           49,515
                                                                     --------       --------      --------         --------

Operating Profit                                                       15,501         16,020        29,243           29,927
Non-operating (Income) Expense                                           (225)           (78)       (1,870)            (533)
                                                                     --------       --------      --------         --------

Earnings Before Interest & Taxes                                       15,726         16,098        31,113           30,460
Interest Expense                                                        9,206         11,421        18,921           22,961
Interest Income                                                          (557)          (621)       (1,537)          (1,389)
                                                                     --------       --------      --------         --------

Income from Continuing Operations Before Taxes,
   Minority Interest and Extraordinary Loss                             7,077          5,298        13,729            8,888
Provision for Income Taxes                                              3,154          3,364         5,837            5,609
                                                                     --------       --------      --------         --------

Income from Continuing Operations Before Minority
   Interest and Extraordinary Loss                                      3,923          1,934         7,892            3,279
Minority Interest in Net Income of Subsidiaries                         1,286          1,266         2,416            2,530
                                                                     --------       --------      --------         --------

Income from Continuing Operations Before
   Extraordinary Loss                                                   2,637            668         5,476              749
Income from Discontinued Operations, Net of
   Income Taxes                                                            --             --            --            1,484
Extraordinary Loss, Net of Income Taxes                                    --             --          (220)          (1,482)
                                                                     --------       --------      --------         --------

Net Income                                                           $  2,637       $    668      $  5,256         $    751
                                                                     ========       ========      ========         ========

Comprehensive Income (Loss)                                          $  2,651       $   (343)     $  5,263         $ (2,508)
                                                                     ========       ========      ========         ========

Income (Loss) Per Share of Common Stock-Basic:
   Income from Continuing Operations Before
      Extraordinary Loss                                                 $.11           $.03          $.24             $.03
   Discontinued Operations                                                 --             --            --              .06
   Extraordinary Loss                                                      --             --          (.01)            (.06)
                                                                         ----           ----          ----             ----
   Net Income                                                            $.11           $.03          $.23             $.03
                                                                         ====           ====          ====             ====

Income (Loss) Per Share of Common Stock-Diluted:
   Income from Continuing Operations Before
      Extraordinary Loss                                                 $.08           $.02          $.17             $.02
   Discontinued Operations                                                 --             --            --              .05
   Extraordinary Loss                                                      --             --          (.01)            (.05)
                                                                         ----           ----          ----             ----
   Net Income                                                            $.08           $.02          $.16             $.02
                                                                         ====           ====          ====             ====

Average Shares Outstanding - Basic                                     23,175         23,152        23,191           23,147
                                                                       ======         ======        ======           ======

Average Shares Outstanding - Diluted                                   33,485         32,458        33,545           32,385
                                                                       ======         ======        ======           ======



                            THE INTERLAKE CORPORATION
                           Consolidated Balance Sheet
                       June 28, 1998 and December 28, 1997
                             (Dollars in thousands)




Assets                                                                                     1998               1997
------------------------------------------------------------------------------------------------------------------------------------
  Current Assets:
      Cash and cash equivalents                                                          $ 30,449           $ 84,508
      Receivables, less allowances for doubtful accounts of
      $607 at June 28, 1998 and $542 at December 28, 1997                                  82,166             78,124
      Inventories  - Raw materials and supplies                                            23,938             20,029
                   - Semi-finished and finished products                                   22,174             16,700
      Other current assets                                                                  6,192              5,962
                                                                                         --------           --------
                   Total Current Assets                                                   164,919            205,323
                                                                                         --------           --------

  Other Assets                                                                             38,510             41,379
                                                                                         --------           --------

  Property, Plant and Equipment, at cost                                                  340,608            315,506
  Less - Depreciation and amortization                                                   (196,067)          (189,142)
                                                                                         --------           --------

                                                                                          144,541            126,364
                                                                                         --------           --------
                   Total Assets                                                          $347,970           $373,066
                                                                                         ========           ========


Liabilities and Shareholders' Equity (Deficit)
  Current Liabilities:
      Accounts payable                                                                   $ 44,615           $ 39,097
      Accrued liabilities                                                                  19,799             20,551
      Interest payable                                                                      9,805             10,439
      Accrued salaries and wages                                                            9,795             11,946
      Income taxes payable                                                                 36,490             36,887
      Debt due within one year                                                              3,150             27,267
                                                                                         --------           --------
                   Total Current Liabilities                                              123,654            146,187
                                                                                         --------           --------

  Long-Term Debt                                                                          291,108            296,365

  Other Long-Term Liabilities and Deferred Credits                                         87,239             89,079

  Preferred  Stock  -  20,000,000  shares  authorized  Convertible  Exchangeable
      Preferred Stock - Redeemable par value $1 per share,  issued 40,000 shares
      (liquidation value $68,044 at June 28, 1998 and $65,114 at
      December 28, 1997)                                                                   39,155             39,155
  Shareholders' Equity (Deficit):
      Common  stock,  par value $1 per  share,  authorized  100,000,000  shares, issued 23,530,455 shares at June 28, 1998
      and 23,393,695 shares at December 28, 1997                                           23,530             23,394
      Additional paid-in capital                                                            3,039              2,604
      Cost of Common stock held in treasury (355,313 shares at
      June 28, 1998 and 106,153 shares at December 28, 1997)                               (3,777)            (2,477)
      Accumulated deficit                                                                (215,978)          (221,234)
      Accumulated other comprehensive income                                                   --                 (7)
                                                                                         --------           --------
                                                                                         (193,186)          (197,720)
                                                                                         --------           --------
                   Total Liabilities and Shareholders' Equity (Deficit)                  $347,970           $373,066
                                                                                         ========           ========


                            THE INTERLAKE CORPORATION
                      Consolidated Statement of Cash Flows
              For the Periods Ended June 28, 1998 and June 29, 1997
                                 (In thousands)






                                                                                              1998             1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from (for) operating activities:
   Net income                                                                             $  5,256         $    751
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
        Depreciation and amortization                                                        8,497            9,851
        Nonoperating provision for environmental matters                                     1,264               --
        (Gain) on discontinued operations                                                       --           (1,484)
        Extraordinary loss                                                                     220            1,482
        Other operating adjustments                                                         (2,230)           1,232
        (Increase) decrease in working capital:
          Accounts receivable                                                               (3,891)           4,269
          Inventories                                                                       (9,381)            (634)
          Other current assets                                                                (230)            (810)
          Accounts payable                                                                   5,517           (3,057)
          Other accrued liabilities                                                         (5,106)          (7,851)
          Income taxes payable                                                                (230)           2,601
                                                                                          --------         --------
              Total working capital change                                                 (13,321)          (5,482)
                                                                                          --------         --------

Net cash provided (used) by operating activities                                              (314)           6,350
                                                                                          --------         --------

Cash flows from (for) investing activities:
   Capital expenditures                                                                    (25,296)          (9,918)
   Proceeds from disposal of PP&E                                                               --               70
   Acquisitions                                                                                 --           (4,853)
   Divestitures                                                                                 --            1,703
   Other investment flows                                                                      528              194
                                                                                          --------         --------

Net cash provided (used) by investing activities                                           (24,768)         (12,804)
                                                                                          --------         --------

Cash flows from (for) financing activities:
   Retirements of long-term debt                                                           (29,373)         (21,682)
   Debt retirement costs                                                                        --           (1,504)
   Other financing flows                                                                       396              345
                                                                                          --------         --------

Net cash provided (used) by financing activities                                           (28,977)         (22,841)
                                                                                          --------         --------

Effect of exchange rate changes                                                                 --             (644)

Increase (Decrease) in cash and cash equivalents                                           (54,059)         (29,939)

Cash and cash equivalents, beginning of period                                              84,508           70,228
                                                                                          --------         --------

Cash and cash equivalents, end of period                                                  $ 30,449         $ 40,289
                                                                                          ========         ========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Financial Statements

The interim information furnished in these financial statements is unaudited.

The Registrant and its subsidiaries are referred to herein on a consolidated basis as the Company.

Note 2 -- Extraordinary Loss

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

Note 3 -- Discontinued Operations

In the first quarter of 1997, the Company received additional proceeds from the sale in 1996 of its Packaging businesses resulting in income from discontinued operations of $1.5 million, net of applicable income taxes.

Note 4 -- Computation of Common Share Data

The weighted average number of common shares outstanding used to compute basic per share amounts was 23,175,000 and 23,152,000 for the second quarters of 1998 and 1997, respectively. For the first six months, the weighted average number of common shares was 23,191,000 for 1998 and 23,147,000 for 1997. For diluted per share amounts, the weighted average number of common shares outstanding used was 33,485,000 and 32,458,000 for the second quarters of 1998 and 1997, respectively. For the first six months, the weighted average number of common shares was 33,545,000 for 1998 and 32,385,000 for 1997. The effect of the dilutive Convertible Exchangeable Preferred Stock was to increase the weighted average number of shares outstanding used in the computation of diluted earnings per share by 10,025,000 and 9,174,000 shares in the second quarters of 1998 and 1997, respectively. For the first six months, the effect of the dilutive Convertible Exchangeable Preferred Stock was to increase the weighted average number of shares by 10,020,000 and 9,172,000, respectively. Stock options added 285,000 common shares in the second quarter and 334,000 in the first six months of 1998 and 132,000 in the second quarter and 66,000 in the first six months of 1997.

Note 5 -- Income Taxes

The effective tax rate on income from continuing operations was 44.6% and 63.5% for the second quarter of 1998 and 1997, respectively. For the first six months, the effective rate was 42.5% for 1998 and 63.1% for 1997. In 1998, the Company provided for U.S. federal and state income taxes as well as for additional amounts related to open U.S. federal tax return years of 1982 through 1990.

In 1997, because most of the Company's interest expense was borne in the United States at the parent company level, the Company had substantial taxable income in foreign and state jurisdictions. Taxes due to foreign authorities were not offset by U.S. federal income tax benefits.

Note 6 -- Comprehensive Income

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Statement, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Where applicable, earlier periods have been restated to conform to the standards set forth in the Statement. The Company's Comprehensive Income consists of net income and foreign currency translation adjustments which are presented before tax. Comprehensive Income in the second quarter and first six months of 1997 includes $1.0 million and $3.3 million, respectively, of foreign currency exchange losses relating to the foreign Handling businesses sold in the fourth quarter of 1997. The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries, some of which were subject to statutory restrictions on distribution.

Note 7 -- Acquisitions

In the first quarter of 1997, the Company acquired the assets of ARC Metals Inc. for $5.0 million in cash and a promissory note in the amount of $2.8 million.

Note 8 -- Environmental Matters

In connection with the reorganization of the old Interlake, Inc. (now Acme Steel Company ("Acme")) in 1986, the Company, then newly-formed, indemnified Acme against certain environmental liabilities relating to properties which had been shut down or disposed of by Acme's iron and steel division prior to the 1986 reorganization. After taking a nonoperating charge of $10.5 million in the fourth quarter of 1997 and $1.3 million in 1998 as discussed below, the Company's reserves for environmental liabilities totaled $11.0 million as of June 28, 1998, most of which relates to the Acme indemnification. Of these amounts, $4.8 million was classified as a current liability as of June 28, 1998.

The nonoperating charges of $10.5 million in the fourth quarter of 1997 and $1.3 million in 1998 related to anticipated liabilities for environmental matters. Of these amounts, $8.9 million related to anticipated costs of remediation of certain underwater sediments at the Superfund site on the St. Louis River in Duluth, Minnesota (the "Duluth Site"). The Company's liability with respect to the Duluth Site arises out of the Acme indemnification discussed above. In June 1998, the Company submitted to the Minnesota Pollution Control Agency ("MPCA") a Remedial Investigation/Feasibility Study (RI/FS) recommending a remedy for certain underwater sediments at the Duluth Site and examining other potential remedies. The Company believes that, if selected, the recommended remedy could be implemented at a cost approximating the Company's remaining reserves for the Duluth Site. Any of the other alternatives reviewed in the RI/FS would cost more, potentially exceeding the cost of the Company's recommended alternative by $5 to $25 million. The MPCA, together with other governmental agencies, is presently reviewing the RI/FS, and is expected to indicate its preferred remedy in August or September 1998. Although the MPCA has preliminarily indicated that it does not favor the Company's recommended alternative, the parties are continuing to discuss potential remediation alternatives.

The Company believes that based on its current estimate of its potential environmental liabilities, including all contingent liabilities, individually and in the aggregate, asserted and unasserted, that subject to the remaining uncertainty with respect to the Duluth Site discussed above, the costs of environmental matters have been fully provided for or are unlikely to have a material adverse effect on the Company's business, results of operations, liquidity or financial condition. In arriving at its current estimate of its potential environmental liabilities, the Company has relied upon the estimates and analyses of its environmental consultants and legal advisors, as well as its own evaluation, and has considered: the probable scope and cost of investigations and remediations for which the Company expects to have liability; the likelihood of the Company being found liable for the claims asserted or threatened against it; and the risk of other responsible parties not being able to meet their obligations with respect to clean-ups. The Company's estimate has not been discounted to reflect the time-value of money, although a significant delay in implementation of certain of the remedies thought to be probable could result in cost estimates increasing due to inflation.

The Company's current estimates of its potential environmental liabilities do not reflect any anticipated recoveries from third parties. The Company believes that the successors to certain coal tar processors at the Duluth Site (the "tar companies"), who have been named as additional responsible parties for a portion of the underwater sediments by the MPCA, are the cause of a significant portion of the underwater contamination at the site. The tar companies have maintained that their contributions were minimal. In addition, the Company has pending an action seeking a declaratory judgment and recoveries from insurers under policies covering various periods during the 1960's, 1970's and 1980's. In the first half of 1998, the Company's net income benefitted by $1.6 million in insurance recoveries, net of increases in reserves, all relating to historical environmental issues.

The Company's current expectation is that cash outlays related to its outstanding reserves for environmental matters will be made during the period from 1998 through 2000 with the most significant expenditures expected in 1999 and 2000.

Note 9 -- Commitments and Contingencies

The Company is engaged in certain routine litigation arising in the ordinary course of business. Based upon its evaluation of available information, management does not believe that any such matters are likely, individually or in the aggregate, to have a material adverse effect upon the Company's business, results of operations, liquidity or financial condition.

On March  10,  1995,  SC  Holdings,  Inc.,  a  subsidiary  of  Waste  Management
International plc ("SC Holdings"), filed a complaint in federal district court in Trenton, New Jersey, against Hoeganaes Corporation, an Interlake subsidiary, and numerous other defendants, seeking to recover amounts expended or to be expended in the remediation of the Cinnaminson Groundwater Contamination Site in Burlington County, New Jersey. SC Holdings claims to have spent approximately $10.0 million in investigation and remediation, and estimates the total costs of investigation and remediation to be approximately $60.0 million. The site is a broadly- defined Superfund site which encompasses a landfill formerly operated by SC Holdings and may also include the groundwater under Hoeganaes' Riverton, New Jersey facility.

Hoeganaes may have shipped certain materials to the landfill. SC Holdings alleges that Hoeganaes has liability as both an owner/operator and a generator. On June 1, 1998, the court granted Hoeganaes Corporation's motion for partial summary judgment, dismissing all claims related to generator liability. Earlier in 1998, as part of a non-binding mediation process, the mediator had concluded that Hoeganaes Corporation ought not to be liable as an owner/operator. SC Holdings and Hoeganaes Corporation are presently engaged in discussions regarding the settlement of the matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations


Interlake's foreign Handling businesses were sold in the fourth quarter of 1997. The results of their operations and cash flow are included in the Company's consolidated statement of operations and consolidated statement of cash flows for the 1997 periods, but were excluded for the 1998 periods.

Second Quarter 1998 Compared with Second Quarter 1997

Net sales were $134.5 million in the quarter ended June 28, 1998 compared with sales of $185.8 million in the prior year period. Net sales without the results of the sold foreign Handling businesses were $121.4 million in the 1997 quarter. Sales in the Engineered Materials segment increased 12% to $86.8 million in the 1998 quarter due to increased unit volume at Special Materials and increased shipments of fabricated components and additional blade repair activity at Aerospace Components. Handling segment sales declined 56% to $47.7 million in the 1998 quarter reflecting the sale of the foreign Handling businesses. Sales at the remaining Handling business in North America increased 7% reflecting increased volume. Operating profit was $15.5 million in the 1998 quarter compared to $16.0 million in the prior year period. Excluding the results of the sold foreign Handling businesses, operating profit in the second quarter of 1997 was $13.3 million. Interest expense was $9.2 million compared to $11.4 million in the 1997 quarter reflecting lower levels of borrowing after the required application of proceeds from the sale of the foreign Handling businesses. Net income of $2.6 million in the second quarter of 1998 compared to $.7 million in the 1997 quarter.

Segment Results

The Company's businesses are organized into two segments: Engineered Materials and Handling. Businesses in Engineered Materials are Special Materials (ferrous metal powders) and Aerospace Components (precision aerospace component fabrication and aviation repair). The Handling segment includes the North American operations in the 1998 periods, while the sold foreign Handling businesses in Europe and Asia Pacific were also included in 1997.


                                                                            Second Quarter Segment Results
                                                                          Net Sales                Operating Profit

                                                                        1998          1997           1998          1997
                                                                        -----         -----          -----        -----
                                                                                     (in millions)
Engineered Materials
          Special Materials                                            $ 51.7        $ 50.7
          Aerospace Components                                           35.1          26.7
                                                                       ------        ------
                                                                         86.8          77.4          $13.8         $13.6

Handling                                                                 47.7         108.4            1.7           2.5
                                                                       ------        ------

Corporate Items                                                                                         --           (.1)

Consolidated Totals                                                    $134.5        $185.8          $15.5         $16.0
                                                                       ======        ======          =====         =====

Engineered Materials

Second quarter sales in the Engineered Materials segment increased 12% to $86.8 million, due to higher fabrication shipments and improved blade repair activity at Aerospace Components and increased metal powder sales at Special Materials. Operating profit for the segment increased 1% in the 1998 quarter compared to the 1997 period.

Special Materials' metal powder sales increased 2% compared with the same period last year due to increased volume which was minimally affected by an auto industry strike in the current quarter. Earnings declined 2% as increased volume and improved sales of higher margin products were more than offset by higher material, freight and manufacturing costs and increased depreciation due to plant expansion.

Aerospace  Components'  sales  increased 32% from the 1997 second quarter due to increased fabrication shipments on key commercial and military engine programs and improved blade repair activity. Earnings for the quarter increased 11% reflecting increased volume and improved manufacturing performance which were partially offset by increased administrative costs to respond to growth demands as well as relatively higher increases in indirect labor, repairs and maintenance and production supplies for fabricated components.

Order backlogs in this segment were $174.9 million at the end of the quarter compared to $176.7 million at the end of the 1997 period. Special Materials' backlog, which is generally short term in nature, declined 12%. Aerospace Components' backlog increased 2% reflecting continued strong order intake.

The labor strike at General Motors which occurred late in the second quarter has not had a material effect on the results of operations of Special Materials through the end of the quarter. However, the strike is ongoing, and the Company cannot predict when the parties will reach a resolution of the work stoppage. In the event the strike is prolonged, the results for Special Materials could be adversely affected in future periods.

Handling

Sales in the Handling segment for the second quarter decreased 56% to $47.7 million, compared with $108.4 million in the 1997 quarter, due to the sale of the foreign Handling businesses. North American Handling sales increased 7%, principally from additional volume.

Handling segment operating profit declined 31% to $1.7 million reflecting the disposition of the foreign Handling businesses. Handling North America's earnings increased 119% over 1997 reflecting the benefit of favorable pricing, increased volume, favorable operating variances and lower administrative costs which were partially offset by the effect of higher sales of lower margin products.

Order backlogs in this segment were $22.2 million at the end of the second quarter compared to $121.7 million in 1997 which included the backlog of the sold foreign Handling businesses. The order backlog at the remaining Handling business in North America decreased 31% from order backlogs of $32.4 million in the prior year because of reduced order intake in the 1998 second quarter.

First Half 1998 Compared with First Half 1997

For the first six  months of 1998,  net sales of $268.5  million  were down 25%, compared with net sales of $356.0 million in the 1997 period. Net sales were $236.0 million in the first six months of 1997 without the results of the sold foreign Handling businesses. Sales in the Engineered Materials segment increased 14% to $170.6 million, due to higher unit volume at Special Materials and increased shipments of fabricated components at Aerospace Components. In the Handling segment, sales declined 52% to $97.9 million in 1998 reflecting the sale of the foreign Handling businesses. Sales at the remaining Handling business in North America increased 13% principally due to increased volume. Operating profit was $29.2 million in 1998 compared with $29.9 million in the prior year period. Excluding the results of the sold foreign Handling businesses, operating profit in the first half of 1997 was $26.1 million. 1998 non-operating income in the first half includes a $1.6 million benefit from insurance recoveries, net of increases in reserves, all relating to historical environmental issues. Interest expense was $18.9 million compared to $23.0 million in the first half of 1997 reflecting lower levels of indebtedness after the required application of proceeds from the sale of the foreign Handling businesses. Net income of $5.3 million for the 1998 period includes an extraordinary loss of $.2 million, net of tax, related to the early retirement of a portion of the Company's debt. Net income of $.8 million in the first half of 1997 included income from discontinued operations of $1.5 million and an extraordinary loss of $1.5 million related to early debt retirement.

Segment Results


                                                                              First Half Segment Results
                                                                              Net Sales               Operating Profit
                                                                         1998          1997          1998          1997
                                                                        -----         -----          -----        -----
                                                                                     (in millions)
Engineered Materials
          Special Materials                                            $104.4        $101.2
          Aerospace Components                                           66.2          49.0
                                                                       ------        ------
                                                                        170.6         150.2          $26.2         $25.8

Handling                                                                 97.9         205.8            3.1           4.6
                                                                       ------        ------

Corporate Items                                                                                        (.1)          (.5)
                                                                                                     -----         -----

Consolidated Totals                                                    $268.5        $356.0          $29.2         $29.9
                                                                       ======        ======          =====         =====


Engineered Materials

First half 1998 sales in the Engineered Materials segment increased 14% reflecting increased unit volume at Special Materials and increased fabrication shipments and improved blade repair activity at Aerospace Components. Operating profit for the segment increased 2%.

Special Materials' metal powder sales increased 3% due to increased unit volume in the first half of 1998 as compared to the 1997 period. Earnings in the first half of 1998 decreased 1% from 1997 as higher volume and improved sales of higher margin products were more than offset by higher material, freight and manufacturing costs and increased depreciation due to plant expansion.

Aerospace Components' sales increased 35% compared with the same period in 1997 reflecting increased fabrication shipments on key commercial and military programs as well as improved blade repair activity. Earnings for the period increased 14% reflecting increased volume which was partially offset by additional administrative costs to respond to growth demands and increased operating costs.

Handling

Sales in the Handling segment in the first half declined 52% to $97.9 million, compared with $205.8 million in the 1997 first half due to the sale of the foreign Handling businesses. North American Handling sales increased 13% due to increased shipments in the 1998 period.

Operating profit decreased 33% to $3.1 million reflecting the disposition of the foreign units. Handling North America's earnings increased 34% in the 1998 period as the effect of the increased volume, a favorable settlement with a supplier and favorable operating variances were partially offset by sales pricing weakness on 1997 bookings shipped in 1998, increased sales of lower margin products and favorable accrual adjustments recorded in the first quarter of 1997.

Nonoperating Items

As  discussed  in Note 8 of  Notes to  Consolidated  Financial  Statements,  the
Company continues to attempt to resolve certain anticipated liabilities for environmental matters. If the Company's recommended remedy for certain underwater sediments at the Duluth Site is accepted, the Company believes that the costs of environmental matters have been fully provided for or are unlikely to have a material adverse effect on the Company's business, results of operations, liquidity or financial condition. However, there is no assurance that the Company's preferred remedy will be recommended by the relevant government agencies.

Discontinued Operations

In the first quarter of 1997, the Company received additional proceeds in respect of the October 1996 sale of its Packaging businesses. Income from discontinued operations of $1.5 million, net of income taxes, was recorded to reflect the adjustment to the gain.

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

Financial Condition

The Company's total debt was $294.3 million at the end of the second quarter of 1998, down $29.4 million from the 1997 year-end. Cash and equivalents totaled $30.4 million at the end of the quarter, compared with $84.5 million at the end of 1997 reflecting the repurchase of $24.0 million of Senior Subordinated Debentures, the $4.0 million payoff of the ESOP note, increased working capital requirements and capital expenditures. Capital expenditures of $25.3 million in the first half of 1998 compared with $9.9 million in 1997, reflecting increased spending for expansion, particularly in the Engineered Materials segment. The Company anticipates that 1998 capital spending will be approximately $55.0 million.

The Company has received commitments for the replacement of its existing bank credit facilities with a two-year $75 million revolving credit facility. It expects to finalize the documentation of the new facility by the end of July 1998. Were it unable to finalize the new facility, and its current bank group did not agree to extend the existing facility, the Company would not have adequate liquidity to fund its operations and carry out its 1998 capital spending plan.

The Company has substantial debt repayment requirements in the years 2001 and 2002.

Hedging Activities

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (beginning of fiscal year 2000 for the Company). SFAS 133 requries that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position. However, management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.


Forward Looking Statements

This Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs and future financial perforamnce and assumptions underlying the foregoing relating to the adequacy of the Company's future liquidity, the selection of and cost of implementing environmental remedial activities and the effects of current labor strikes affecting certain customers. Actual results or outcomes could differ materially from those discussed in the particular forward looking statement based on a number of factors, including (i) the Company's future operating results and its ability to put in place new or replacement credit facilities, (ii) government actions or initiatives with respect to environmental matters either generally or with respect to specific instances involving the Company, particularly with respect to the MPCA's remediation recommendation at the Duluth Site, (iii)the Company's ability to resolve legal proceedings on favorable terms and (iv) the length and severity of work stoppages currently affecting certain domestic automotive manufacturing customers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 23, 1998, at the annual meeting of the  Corporation,  John E. Jones and
W. Robert Reum were reelected as directors to serve until the year 2001 annual meeting of the Corporation. The vote tally was:

Election of Directors   For              Withheld             Broker non-votes
John E. Jones            19,644,196       492,261                     0
W. Robert Reum           19,674,636       461,821                     0

On April 23, 1998, at the annual meeting of the Corporation, the 1998 Stock Incentive Program was approved. The vote tally was:

                 For                    Against                   Abstain
                 19,232,899             793,074                   110,484

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 4.1 Extension Amendment, dated as of June 24, 1998, to the Second Amended and Restated Credit Agreement

         Exhibit 10.1 Form of Stock Option Agreement Under the 1989 Stock
                      Incentive Program dated as of June 25, 1998

         Exhibit 10.2 1998 Stock Incentive Program

         Exhibit 10.3 First Amendment to Trust Agreement dated as of February
                      17, 1998 between the Corporation and U.S. Trust Company of California, N.A. regarding Frederick C.Langenberg

         Exhibit 10.4 First Amendment to Trust Agreement dated as of February
                      17, 1998 between the Corporation and U.S. Trust Company of California, N.A. regarding The Interlake Corporation Restated Directors' Post-Retirement Income Plan

         Exhibit 27   Financial Data Schedule for the quarter ended June 28,
                      1998

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            THE INTERLAKE CORPORATION



July 23, 1998               /s/STEPHEN GREGORY
                            Stephen Gregory
                            Vice President - Finance
                            and Chief Financial Officer