Form 10-Q
period 1998-09-27
INTERLAKE CORP
filed 1998-10-22
CIK 790929

SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D. C. 20549



                                        FORM 10-Q



                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



                    For the quarterly period ended September 27, 1998
                               Commission file number 1-9149



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of October 15, 1998, 23,175,142 shares of the registrant's common stock were outstanding.

                                              THE INTERLAKE CORPORATION

                                            PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The following consolidated financial statements as of September 27, 1998 and for the periods ended September 27, 1998 and September 28, 1997 are unaudited, but include all adjustments which the Registrant considers necessary for a fair presentation of financial position and results of operations for the applicable periods. Except as noted, all adjustments are of a normal, recurring nature. Operating results for the nine month period ended September 27, 1998 are not necessarily indicative of the results that may be expected for the entire 1998 fiscal year. The balance sheet as of December 28, 1997 has been derived from the audited financial statements of the Company. The statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

                                              THE INTERLAKE CORPORATION
                                        Consolidated Statement of Operations
                                                For the Periods Ended
                                      September 27, 1998 and September 28, 1997
                                       (In thousands except per share amounts)




                                                                        Third Quarter                      Nine Months
                                                                     1998            1997             1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                          $127,706        $195,490         $396,203       $551,509
Cost of Products Sold                                               101,433         156,641          314,296        433,218
Selling & Administrative Expense                                     13,011          24,778           39,402         74,293
                                                                    -------         -------          -------        -------

Operating Profit                                                     13,262          14,071           42,505         43,998
Non-operating (Income) Expense                                        3,731            (450)           1,861           (983)
                                                                    -------         -------          -------        -------

Earnings Before Interest & Taxes                                      9,531          14,521           40,644         44,981
Interest Expense                                                      9,162          11,318           28,083         34,279
Interest Income                                                        (497)           (661)          (2,034)        (2,050)
                                                                    -------         -------          -------        -------

Income from Continuing Operations Before Taxes,
   Minority Interest and Extraordinary Loss                             866           3,864           14,595         12,752
Provision for (Benefit from) Income Taxes                            (1,186)          2,402            4,651          8,011
                                                                    -------         -------          -------        -------

Income from Continuing Operations Before Minority
   Interest and Extraordinary Loss                                    2,052           1,462            9,944          4,741
Minority Interest in Net Income of Subsidiaries                         866             971            3,282          3,501
                                                                    -------         -------          -------        -------

Income from Continuing Operations Before
   Extraordinary Loss                                                 1,186             491            6,662          1,240
Income from Discontinued Operations, Net of
   Income Taxes                                                          --             349               --          1,833
Extraordinary Loss, Net of Income Taxes                                (245)             --             (465)        (1,482)
                                                                    -------         -------          -------        -------

Net Income                                                          $   941         $   840          $ 6,197        $ 1,591
                                                                    =======         =======          =======        =======

Comprehensive Income (Loss)                                         $   941         $  (451)         $ 6,204        $(2,959)
                                                                    =======         =======          =======        =======

Income (Loss) Per Share of Common Stock-Basic:
   Income from Continuing Operations Before
      Extraordinary Loss                                               $.05            $.02             $.29           $.05
   Discontinued Operations                                               --             .02               --            .08
   Extraordinary Loss                                                  (.01)             --             (.02)          (.06)
                                                                       ----            ----             ----           ----
   Net Income                                                          $.04            $.04             $.27           $.07
                                                                       ====            ====             ====           ====

Income (Loss) Per Share of Common Stock-Diluted:
   Income from Continuing Operations Before
      Extraordinary Loss                                               $.04            $.02             $.20           $.04
   Discontinued Operations                                               --             .01               --            .06
   Extraordinary Loss                                                  (.01)             --             (.02)          (.05)
                                                                       ----            ----             ----           ----
   Net Income                                                          $.03            $.03             $.18           $.05
                                                                       ====            ====             ====           ====

Average Shares Outstanding - Basic                                   23,175          23,208           23,185         23,167
                                                                     ======          ======           ======         ======

Average Shares Outstanding - Diluted                                 33,641          33,349           33,577         32,706
                                                                     ======          ======           ======         ======

                                             THE INTERLAKE CORPORATION
                                            Consolidated Balance Sheet
                                     September 27, 1998 and December 28, 1997
                                               (Dollars in thousands)




Assets                                                                                      1998                1997
------------------------------------------------------------------------------------------------------------------------------------
  Current Assets:
      Cash and cash equivalents                                                         $  4,988            $ 84,508
      Receivables, less allowances for doubtful accounts of
        $640 at September 27, 1998 and $542 at December 28, 1997                          76,711              78,124
      Inventories  - Raw materials and supplies                                           29,471              20,029
                   - Semi-finished and finished products                                  23,012              16,700
      Other current assets                                                                 6,589               5,962
                                                                                        --------            --------
                   Total Current Assets                                                  140,771             205,323
                                                                                        --------            --------

  Other Assets                                                                            34,699              41,379
                                                                                        --------            --------

  Property, Plant and Equipment, at cost                                                 357,493             315,506
  Less - Depreciation and amortization                                                  (198,497)           (189,142)
                                                                                        --------            --------
                                                                                         158,996             126,364
                                                                                        --------            --------
                   Total Assets                                                         $334,466            $373,066
                                                                                        ========            ========


Liabilities and Shareholders' Equity (Deficit)
  Current Liabilities:
      Accounts payable                                                                  $ 43,820            $ 39,097
      Accrued liabilities                                                                 19,348              20,551
      Interest payable                                                                     5,804              10,439
      Accrued salaries and wages                                                          11,392              11,946
      Income taxes payable                                                                33,645              36,887
      Debt due within one year                                                             2,120              27,267
                                                                                        --------            --------
                   Total Current Liabilities                                             116,129             146,187
                                                                                        --------            --------

  Long-Term Debt                                                                         283,502             296,365

  Other Long-Term Liabilities and Deferred Credits                                        87,924              89,079

  Preferred Stock - 2,000,000 shares authorized
      Convertible Exchangeable Preferred Stock - Redeemable
        par value $1 per share, issued 40,000 shares (liquidation
        value $69,525 at September 27, 1998 and $65,114 at
        December 28, 1997)                                                                39,155              39,155

  Shareholders' Equity (Deficit):
      Common  stock,  par value $1 per  share,  authorized  100,000,000  shares, issued 23,530,455 shares at September 27, 1998
        and 23,393,695 shares at December 28, 1997                                        23,530              23,394
      Additional paid-in capital                                                           3,039               2,604
      Cost of Common stock held in treasury (355,313 shares at
        September 27, 1998 and 106,153 shares at December 28, 1997)                       (3,777)             (2,477)
      Accumulated deficit                                                               (215,036)           (221,234)
      Accumulated other comprehensive income (loss)                                           --                  (7)
                                                                                        --------            --------
                                                                                        (192,244)           (197,720)
                                                                                        --------            --------
        Total Liabilities and Shareholders' Equity (Deficit)                            $334,466            $373,066
                                                                                        ========            ========



                                              THE INTERLAKE CORPORATION
                                       Consolidated Statement of Cash Flows
                          For the Periods Ended September 27, 1998 and September 28, 1997
                                                  (In thousands)







                                                                                              1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from (for) operating activities:
   Net income                                                                           $     6,197       $      1,591
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
        Depreciation and amortization                                                        12,785             14,768
        Non-operating valuation allowance                                                     4,409                 --
        Non-operating provision for environmental matters                                     1,264                 --
        (Gain) on discontinued operations                                                        --             (1,833)
        Extraordinary loss                                                                      465              1,482
        Other operating adjustments                                                          (2,642)               127
        (Increase) decrease in working capital:
          Accounts receivable                                                                 1,327             (1,140)
          Inventories                                                                       (15,754)            (2,196)
          Other current assets                                                                 (628)              (812)
          Accounts payable                                                                    4,724              6,347
          Other accrued liabilities                                                         ( 8,027)            (7,615)
          Income taxes payable                                                               (2,920)             3,848
                                                                                         ----------         -----------
              Total working capital change                                                  (21,278)            (1,568)
                                                                                         ----------        ----------

Net cash provided (used) by operating activities                                              1,200             14,567
                                                                                         ----------          ---------

Cash flows from (for) investing activities:
   Capital expenditures                                                                     (43,429)           (18,115)
   Proceeds from disposal of PP&E                                                                 6                550
   Acquisitions                                                                                  --             (4,853)
   Divestitures                                                                                  --              1,703
   Other investment flows                                                                       573                121
                                                                                         ----------      -------------

Net cash provided (used) by investing activities                                            (42,850)           (20,594)
                                                                                         ----------         ----------

Cash flows from (for) financing activities:
   Proceeds from issuance of long-term debt                                                      --              6,476
   Retirements of long-term debt                                                            (38,008)           (29,134)
   Debt retirement costs                                                                       (268)            (1,504)
   Other financing flows                                                                        406                926
                                                                                         ----------         ----------

Net cash provided (used) by financing activities                                            (37,870)           (23,236)
                                                                                         ----------         ----------

Effect of exchange rate changes                                                                  --               (742)

Increase (Decrease) in cash and cash equivalents                                            (79,520)           (30,005)

Cash and cash equivalents, beginning of period                                               84,508             70,228
                                                                                         ----------         ----------

Cash and cash equivalents, end of period                                                 $    4,988         $   40,223
                                                                                         ==========         ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Financial Statements

The interim information furnished in these financial statements is unaudited.

The Registrant and its subsidiaries are referred to herein on a consolidated basis as the Company.

Note 2 -- Extraordinary Loss

In the third quarter of 1998, the Company repurchased $6.8 million in principal amount of its Senior Notes at a premium of $.3 million. In addition, deferred debt issuance costs of $.1 million related to the repurchased Notes were written off. An extraordinary loss of $.2 million related to this repurchase, net of applicable income taxes, was reported in the quarter.

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

Note 3 -- Discontinued Operations

Certain adjustments to the gain recorded in connection with the October 1996 sale of the packaging businesses resulted in additional income of $.3 million, net of income taxes, in the third quarter of 1997. In the first quarter of 1997, the Company received additional proceeds from the sale of its packaging businesses resulting in income from discontinued operations of $1.5 million, net of income taxes.

Note 4 -- Computation of Common Share Data

The weighted average number of common shares outstanding used to compute basic per share amounts was 23,175,000 and 23,208,000 for the third quarters of 1998 and 1997, respectively. For the first nine months, the weighted average number of common shares was 23,185,000 for 1998 and 23,167,000 for 1997. For diluted per share amounts, the weighted average number of common shares outstanding used was 33,641,000 and 33,349,000 for the third quarters of 1998 and 1997, respectively. For the first nine months, the weighted average number of common shares was 33,577,000 for 1998 and 32,706,000 for 1997. The effect of the dilutive Convertible Exchangeable Preferred Stock was to increase the weighted average number of shares outstanding used in the computation of diluted earnings per share by 10,466,000 and 9,592,000 shares in the third quarters of 1998 and 1997, respectively. For the first nine months, the effect of the dilutive Convertible Exchangeable Preferred Stock was to increase the weighted average number of shares by 10,169,000 and 9,312,000, respectively. Stock options had no affect on the 1998 third quarter and added 223,000 common shares in the first nine months of 1998, 549,000 in the 1997 third quarter and 227,000 in the first nine months of 1997.

Note 5 -- Income Taxes

The 1998 third quarter's provision for income taxes included a $2.0 million reduction due to the reconciliation of the 1997 provision to the liability determined in preparation of the returns filed relating to taxes due on the 1997 sale of the Dexion businesses, thereby making the effective tax rate on the income from continuing operations meaningless. The effective tax rate on income from continuing operations was 62.2% in the 1997 quarter. For the first nine months, the effective rate was 31.9% for 1998 and 62.8% for 1997. In 1998, the Company provided for U.S. federal and state income taxes as well as for additional amounts related to open U.S. federal tax return years of 1982 through 1990.

In 1997, domestic and foreign subsidiaries of the Company had substantial taxable income while the parent Company had a loss because it incurred most of the consolidated interest expense. The domestic and foreign subsidiaries incurred state and foreign taxes, respectively, despite the high levels of consolidated interest expense.

Note 6 -- Comprehensive Income

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Statement, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Where applicable, earlier periods have been restated to conform to the standards set forth in the Statement. The Company's Comprehensive Income consists of net income and foreign currency translation adjustments which are presented before tax. Comprehensive Income in the third quarter and first nine months of 1997 includes $1.3 million and $4.6 million, respectively, of foreign currency exchange losses relating to the foreign Handling businesses sold in the fourth quarter of 1997. The Company has not provided for U.S. income taxes on foreign currency translation adjustments because it has not provided for such taxes on undistributed earnings of foreign subsidiaries, some of which were subject to statutory restrictions on distribution.

Note 7 -- Acquisitions

In the first quarter of 1997, the Company acquired the assets of ARC Metals Inc. for $5.0 million in cash and a promissory note in the amount of $2.8 million.

Note 8 -- Environmental Matters

In connection with the reorganization of the old Interlake, Inc. (now Acme Steel Company ("Acme")) in 1986, the Company, then newly-formed, indemnified Acme against certain environmental liabilities relating to properties which had been shut down or disposed of by Acme's iron and steel division prior to the 1986 reorganization. On September 28, 1998, Acme and its affiliated companies filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company has retained legal counsel to advise it with respect to the effect of this filing on the Company's indemnification obligation to Acme, but has not yet come to any conclusion in this regard.

After taking non-operating charges related to environmental matters of $10.5 million in the fourth quarter of 1997 and $1.3 million in 1998, the Company's reserves for environmental liabilities totaled $10.3 million as of September 27, 1998, most of which relates to the Acme indemnification. Of these amounts, $4.2 million was classified as a current liability as of September 27, 1998. The anticipated costs of remediation of certain underwater sediments at the Superfund site on the St. Louis River in Duluth, Minnesota (the "Duluth Site") represented $8.9 million of the $11.8 million of charges. The Company's liability with respect to the Duluth Site arises out of the Acme indemnification discussed above. In June 1998, the Company submitted to the Minnesota Pollution Control Agency ("MPCA") a Remedial Investigation/Feasibility Study ("RI/FS") recommending a remedy for certain underwater sediments at the Duluth Site and examining other potential remedies. The Company believes that, if selected, the recommended remedy could be implemented at a cost approximating the Company's remaining reserves for the Duluth Site. Any of the other alternatives reviewed in the RI/FS would cost more, potentially exceeding the cost of the Company's recommended alternative by $5 to $25 million. The MPCA, together with other governmental agencies, is presently reviewing the RI/FS, and is expected to indicate its preferred remedy sometime in 1998. The MPCA has preliminarily indicated that it does not favor the Company's recommended alternative, but it is still in the process of receiving input from other governmental agencies.

The Company believes, based on its current estimate of its potential environmental liabilities, including all contingent liabilities, individually and in the aggregate, asserted and unasserted, that subject to the remaining uncertainty with respect to the Duluth Site discussed above, the costs of environmental matters have been fully provided for or are unlikely to have a material adverse effect on the Company's business, results of operations, liquidity or financial condition. In arriving at its current estimate of its potential environmental liabilities, the Company has relied upon the estimates and analyses of its environmental consultants and legal advisors, as well as its own evaluation, and has considered: the probable scope and cost of investigations and remediations for which the Company expects to have liability; the likelihood of the Company being found liable for the claims asserted or threatened against it; and the risk of other responsible parties not being able to meet their obligations with respect to clean-ups. The Company's estimate has not been discounted to reflect the time-value of money, although a significant delay in implementation of certain of the remedies thought to be probable could result in cost estimates increasing due to inflation. The Company's estimate of its potential environmental liabilities also does not reflect the effects, if any, of the Acme bankruptcy discussed in Note 9 and above.

The Company's current estimates of its potential environmental liabilities do not reflect any anticipated recoveries from third parties. The Company believes that the successors to certain coal tar processors at the Duluth Site (the "tar companies"), who have been named as additional responsible parties for a portion of the underwater sediments by the MPCA, are the cause of a significant portion of the underwater contamination at the site. The tar companies have maintained that their contributions were minimal. In addition, the Company has pending an action seeking a declaratory judgment and recoveries from insurers under policies covering various periods during the 1960's, 1970's and 1980's. In the first nine months of 1998, the Company's net income benefitted by $1.6 million in insurance recoveries, net of increases in reserves, all relating to historical environmental issues.

The Company's current expectation is that cash outlays related to its outstanding reserves for environmental matters will be made during the period from 1998 through 2000 with the most significant expenditures expected in 1999 and 2000. If the Company ultimately determines that additional charges are necessary in connection with the Duluth Site, the Company believes it is likely that cash outlays would occur later.

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

On September 28, 1998, Acme Steel Company ("Acme") and its affiliated companies filed for protection under Chapter 11 of the United States Bankruptcy Code. Prior to 1986, Acme was known as Interlake, Inc. In connection with the reorganization of Acme (the old Interlake) in 1986, the Company, then newly-formed, indemnified Acme against certain environmental, tax and other liabilities. In addition, at the time of the reorganization Acme became obligated to the Company with respect to certain pollution control bonds assumed at that time by the Company but pertaining to facilities of Acme. As of September 27,1998, the principal amount of Acme's obligation to the Company related to such bonds was $5.5 million. In the third quarter, the Company recorded a non-operating charge of $4.4 million for a valuation allowance against this receivable to a level consistent with the post-filing trading range of Acme's parent corporation's unsecured public debt. The Company has retained legal counsel to advise it as to the other effects of the filing on the Company, including among others any effect upon the Company's obligation to indemnify Acme with respect to certain liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Interlake's foreign Handling businesses in Europe and Asia Pacific were sold in the fourth quarter of 1997. The results of their operations and cash flow are included in the Company's consolidated statement of operations and consolidated statement of cash flows for the 1997 periods.

Third Quarter 1998 Compared with Third Quarter 1997

Net sales were $127.7 million in the quarter ended September 27, 1998 compared with sales of $195.5 million in the prior year period. Net sales without the sales of the sold foreign Handling businesses were $119.6 million in the 1997 quarter. Sales in the Engineered Materials segment increased 11% to $81.9 million in the 1998 quarter due to increased shipments of fabricated components and additional blade repair activity at Aerospace Components. Sales at Special Materials were comparable to 1997 as the strike at certain General Motors' facilities limited volume in the current quarter. Handling segment sales declined 62% to $45.8 million in the 1998 quarter reflecting the sale of the foreign Handling businesses. Sales at the remaining Handling business in North America increased 1% over the 1997 quarter. Operating profit was $13.3 million in the 1998 quarter compared to $14.1 million in the prior year period. Excluding the results of the sold foreign Handling businesses, operating profit in the third quarter of 1997 was $10.6 million. As discussed below under the heading Non-operating Items, non-operating expense in the third quarter of 1998 included a $4.4 million charge relating to certain Acme obligations. Interest expense was $9.2 million compared to $11.3 million in the 1997 quarter reflecting lower levels of borrowing after the required application of proceeds from the sale of the foreign Handling businesses. The 1998 quarter's provision for taxes included a $2.0 million reduction due to the reconciliation of the 1997 provision to the liability determined in preparation of the returns filed relating to taxes due on the 1997 sale of the Dexion businesses. Net income of $.9 million in the 1998 quarter included an extraordinary loss of $.2 million related to the early retirement of a portion of the Company's debt. Net income in the 1997 third quarter was $.8 million and included $.3 million of income from discontinued operations.

Segment Results

The Company's businesses are organized into two segments: Engineered Materials and Handling. Businesses in Engineered Materials are Special Materials (ferrous metal powders) and Aerospace Components (precision aerospace component fabrication and aviation repair). The Handling segment includes only the North American operations in the 1998 periods, while the sold foreign Handling businesses were also included in 1997.


                                                                                   Third Quarter Segment Results
                                                                             Net Sales                Operating Profit
                                                                        1998          1997           1998          1997
                                                                       -----         -----          -----         -----
                                                                                         (in millions)
Engineered Materials
          Special Materials                                            $ 46.3        $ 46.5
          Aerospace Components                                           35.6          27.6
                                                                       ------        ------
                                                                         81.9          74.1          $11.5         $10.8

Handling                                                                 45.8         121.4            1.6           3.6
                                                                       ------        ------

Corporate Items                                                                                         .2           (.3)
                                                                                                     -----         -----

Consolidated Totals                                                    $127.7        $195.5          $13.3         $14.1
                                                                       ======        ======          =====         =====


Engineered Materials

Third quarter sales in the Engineered Materials segment increased 11% to $81.9 million, due to higher fabrication shipments and improved blade repair activity at Aerospace Components, while powder metal sales at Special Materials were comparable to 1997. Operating profit for the segment increased 7% in the 1998 quarter compared to the 1997 period.

Special Materials' metal powder sales were comparable with the same period last year as an auto industry strike during the quarter limited volume to 1997 levels. Earnings declined 5% as higher depreciation and increased personnel costs relating to the startup of the expansion facilities at the Gallatin, Tennessee plant, higher annual maintenance costs, unfavorable inventory valuation adjustments and 1997 insurance proceeds were only partially offset by increased sales of higher margin products and lower scrap costs. The company expects the expanded facility at Gallatin to be in full production by early 1999. Earnings in the third quarter of 1998 were reduced approximately $1.0 million due to lost volume from the labor strike at General Motors.

Aerospace  Components'  sales  increased  29% from the 1997 third quarter due to increased fabrication shipments on key commercial and military engine programs as well as higher blade repair activity. Earnings for the quarter increased 48% over the 1997 quarter as increased volume, improved manufacturing performance and favorable operating variances resulting from improved direct labor utilization were partially offset by administrative costs related to the volume increase and litigation expense.

Order backlogs in this segment were $220.2 million at the end of the quarter compared to $178.6 million at the end of the 1997 period. Special Materials' backlog, which is generally short term in nature, declined 8%. Aerospace Components' backlog increased 30% to a record level, reflecting continued strong order intake on key engine programs.

Handling

Sales in the Handling segment declined 62% to $45.8 million, compared with $121.4 million in the 1997 quarter, due to the sale of the foreign Handling businesses. North American Handling sales increased 1% as improved selling prices were partially offset by reduced volume.

Handling segment operating profit decreased 54% to $1.6 million reflecting the disposition of the foreign units. Handling North America's earnings increased 258% over 1997 reflecting the benefits of favorable sales pricing, lower material costs and reduced factory administration which were partially offset by lower volume.

Order backlogs in this segment were $24.8 million at the end of the third quarter compared to $125.2 million in 1997 which included the backlog of the sold foreign Handling businesses. The order backlog at the remaining Handling business in North America decreased 37% from the order backlogs of $39.1 million in the prior year because of reduced order intake; however, order rates during 1998 have remained strong.

Nine Months 1998 Compared with Nine Months 1997

For the first nine months of 1998, net sales of $396.2 million were down 28%, compared with net sales of $551.5 million in the 1997 period. Net sales were $356.2 million in the first nine months of 1997 without the results of the sold foreign Handling businesses. Sales in the Engineered Materials segment increased 13% to $252.5 million, due to increased volume at Special Materials which was limited by the strike at certain General Motors' facilities and increased shipments of fabricated components and additional blade repair activity at Aerospace Components. In the Handling segment, sales declined 56% to $143.7 million in 1998 reflecting the sale of the foreign Handling businesses. Sales at the remaining Handling business in North America increased 9% principally due to increased volume. Operating profit was $42.5 million in 1998 compared with

$44.0 million in the prior year period. Excluding the results of the sold foreign Handling businesses, operating profit in the first nine months of 1997 was $37.8 million. As discussed below under the heading Non-operating Items, non-operating (income) expense in 1998 included a $4.4 million charge relating to certain Acme obligations. This charge is partially offset by a $1.6 million benefit from insurance recoveries, net of increases in reserves, all relating to historical environmental issues. Interest expense was $28.1 million compared to $34.3 million in the first nine months of 1997 reflecting lower levels of indebtedness after the required application of proceeds from the sale of the foreign Handling businesses. The provision for taxes in the first nine months of 1998 included a $2.0 million reduction due to the reconciliation of the 1997 provision to the liability determined in preparation of the returns filed related to taxes due on the 1997 sale of the Dexion businesses. Net income of $6.2 million for the first nine months of 1998 includes an extraordinary loss of $.5 million related to the early retirement of a portion of the Company's debt. Net income of $1.6 million in the 1997 period included income of $1.8 million from discontinued operations and an extraordinary loss of $1.5 million on the early retirement of a portion of the Company's debt.

Segment Results


                                                                              Nine Month Segment Results
                                                                        Net Sales                 Operating Profit
                                                                         1998          1997          1998          1997
                                                                        -----         -----         -----         -----
                                                                                     (in millions)
Engineered Materials
          Special Materials                                            $150.7        $147.7
          Aerospace Components                                          101.8          76.5
                                                                       ------        ------
                                                                        252.5         224.2          $37.7         $36.7

Handling                                                                143.7         327.3            4.7           8.1
                                                                       ------        ------

Corporate Items                                                                                         .1           (.8)
                                                                                                     -----         -----

Consolidated Totals                                                    $396.2        $551.5          $42.5         $44.0
                                                                       ======        ======          =====         =====

Engineered Materials

Notwithstanding the effects of the labor strike at certain General Motors' facilities on volume at Special Materials, sales in the Engineered Materials segment increased 13% to $252.5 million, reflecting increased volume primarily due to increased shipments of fabricated components and higher blade repair activity at Aerospace Components. Operating profit for the segment increased 3%.

Special Materials' metal powder sales increased 2% due to increased unit volume in the first nine months of 1998 as compared to 1997. Earnings decreased 2% in the nine-month period, reflecting increased personnel costs and higher depreciation relating to the startup of expansion facilities at the Gallatin, Tennessee plant, higher freight costs, higher annual maintenance costs and 1997 insurance proceeds which were only partially offset by increased volume and improved sales of higher margin products.

Aerospace Components' sales increased 33% compared with the same period last year, as shipments on key commercial and military programs and blade repair activity were higher. Earnings for the 1998 period increased 26% due to the increased volume and third quarter improvements in manufacturing performance which were partially offset by higher administrative costs related to the volume increase and litigation expense.

Handling

Sales in the Handling segment in the first nine months of 1998 declined 56% to $143.7 million, compared with $327.3 million in the 1997 period, due to the sale of the foreign Handling businesses. North American Handling sales increased 9% in the 1998 period over 1997 due to increased shipments which were partially offset by lower selling prices.

Operating profit decreased 42% to $4.7 million reflecting the disposition of the foreign units. Handling North America's earnings increased 70% in the 1998 period over 1997 as the effect of the increased volume, a favorable settlement with a supplier and lower material costs were only partially offset by sales pricing weakness on 1997 bookings shipped in 1998 and favorable accrual adjustments recorded in the first quarter of 1997.

Non-operating Items

As  discussed  in Note 8 of  Notes to  Consolidated  Financial  Statements,  the
Company continues to attempt to resolve certain anticipated liabilities for environmental matters. Based on the Company's recommended remedy for certain underwater sediments at the Duluth Site, the Company believes that the costs of environmental matters have been fully provided for or are unlikely to have a material adverse effect on the Company's business, results of operations, liquidity or financial condition. However, there is no assurance that the Company's preferred remedy will be recommended by the relevant government agencies.

As discussed in Note 9 of Notes to Consolidated Financial Statements, on September 28, 1998, Acme Steel Company and its affiliates filed for relief under Chapter 11 of the United States Bankruptcy Code. Prior to 1986, Acme was known as Interlake, Inc. In connection with the reorganization of Acme (the old Interlake) in 1986, the Company, then newly-formed, indemnified Acme against certain environmental, tax and other liabilities. In addition, at the time of the reorganization Acme became obligated to the Company with respect to certain pollution control bonds assumed at that time by the Company but pertaining to facilities of Acme. As of September 27,1998, the principal amount of Acme's obligation to the Company related to such bonds was $5.5 million. In the third quarter, the Company recorded a non-operating charge of $4.4 million for a valuation allowance against this receivable to a level consistent with the post-filing trading range of Acme's parent corporation's unsecured public debt. The Company has retained legal counsel to advise it as to the other effects of the filing on the Company, including among others any effect upon the Company's obligation to indemnify Acme with respect to certain liabilities.

Discontinued Operations

Certain adjustments to the gain recorded in connection with the October 1996 sale of the packaging businesses resulted in additional income of $.3 million, net of income taxes, in the third quarter of 1997. In the first quarter of 1997, the Company received additional proceeds from the sale of its packaging businesses resulting in income from discontinued operations of $1.5 million, net of income taxes.

Extraordinary Loss

During the third quarter of 1998, the Company recorded an extraordinary loss of $.2 million, net of income taxes, for the premium incurred and the write-off of deferred debt issuance costs related to the repurchase and early retirement of $6.8 million of the Company's Senior Notes.

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

Financial Condition

The Company's total debt was $285.6 million at the end of the third quarter of 1998, down $38.0 million from the 1997 year-end. Cash and equivalents totaled $5.0 million at the end of the quarter, compared with $84.5 million at the end of 1997, reflecting the repurchase of $6.8 million of Senior Notes and $24.0 million of Senior Subordinated Debentures, the $4.0 million payoff of the ESOP note, the increase in working capital requirements and capital expenditures. Capital expenditures of $43.4 million in the first nine months of 1998 compared with $18.1 million in 1997, reflecting increased spending for expansion, particularly in the Engineered Materials segment. The Company anticipates that 1998 capital spending will be approximately $59.0 million.

The Company entered into an agreement for a two-year $75 million revolving credit facility on July 31, 1998. If current levels of performance are maintained, the Company anticipates it will be in compliance with the covenants under its bank credit agreement and it will have adequate liquidity to meet its debt service and operating requirements, based on expected operating cash flow, cash on hand, and the availability of borrowings under the Company's bank credit agreement.

The Company has substantial debt repayment requirements in the years 2001 and 2002.

Year 2000 Issues and Status

The Company recognizes the importance of the Year 2000 issues and has initiated a program of evaluating, remediating and testing the systems and equipment serving its businesses for Year 2000 readiness. The Company is also assessing the readiness of external parties, including its suppliers, vendors, bankers, insurers and other service providers as well as its customers. The evaluation phase is intended to determine the readiness of internal systems and equipment as well as third parties. The remediation phase includes reprogramming of software with testing of specific modifications, replacement of computer software and hardware and operating equipment as well as identifying solutions to possible third party noncompliance. The testing phase includes integrated testing of all systems which are modified.

The current status of the Company's state of readiness and expected completion dates for evaluation, remediation and testing related to Year 2000 issues are summarized below:


Business Unit/Category  Evaluation          Remediation             Testing
                          Phase                Phase                 Phase
                        (Percent completed at the end of the
                        current reporting period/Projected
                        completion date)
Special Materials
Information Systems     100%                65%/December 1998       0%/June 1999
Non-Information Systems 100%                25%/December 1998       0%/June 1999
Third Parties            70%/March 1999     Contingency plans to be developed
                                            beginning October 1998

Aerospace Components
Information Systems      95%/December 1998  10%/June 1999          10%/June 1999
Non-Information Systems  60%/December 1998   0%/March 1999          0%/June 1999
Third Parties            40%/December 1998  Contingency plans to be developed
                                            beginning October 1998

Business Unit/Category  Evaluation          Remediation             Testing
                          Phase                Phase                 Phase
                        (Percent completed at the end of the
                        current reporting period/Projected
                        completion date)
                                (continued)
Handling
Information Systems     100%                75%/December 1998   50%/March 1999
Non-Information Systems  90%/December 1998  20%/March 1999     30%/March 1999
Third Parties            10%/December 1998  Contingency plans to be developed
                                            beginning October 1998

Corporate
Information Systems      60%/December 1998  10%/June 1999         0%/June 1999
Non-Information Systems 100%                 0%/March 1999         0%/March 1999
Third Parties            30%/December 1998  Contingency plans to be developed
                                            beginning October 1998

Expenditures for Year 2000 readiness are principally the costs to modify existing information system software or microprocessors embedded in equipment in the Company's manufacturing systems. These costs are expected to be minor, and $.3 million has been incurred to date through the end of the third quarter in addressing Year 2000 readiness. Total costs are expected to approximate $1.0 million, including $.2 million to replace existing hardware and equipment. Funding for the Company's Year 2000 program will be generated from current operating activities, and IT department costs to address Year 2000 issues represent 30% of the Company's total IT budget. No other IT projects have been deferred which would have a material effect on future financial condition and results of operations.

The Company also plans to replace certain non-IT systems at one of its Special Materials facilities. While the replacement of these systems does address some Year 2000 issues, the Company does not consider the investment in new systems to be related to the Year 2000 issue as such costs are a necessary expenditure to enhance future operations which will be incurred regardless of Year 2000 considerations. Total costs to replace these systems will be $1.7 million.

The Company believes that in the most likely, worst case scenario, internal remediation and testing of information technology systems and non-information technology systems will be completed as indicated above and will have minimal unfavorable impact on the results of operations and financial condition. If any or all of these efforts are delayed, there could be disruption of the financial and operating systems at one or more of the business units. Critical third party vendors, suppliers and service providers have been contacted to evaluate their Year 2000 readiness. However, external parties providing materials and services to the Company have been reluctant to fully disclose information about their readiness. Accordingly, the Company cannot be assured there will be no disruption of operations because of vendors and service providers who are not fully Year 2000 compliant. Contingency plans will be developed, where necessary, as part of the remediation phases indicated above, to provide a continued supply of goods and various services. The Company has also begun contacting significant customers to determine their compliance. However, the Company has not completed these evaluations and cannot determine whether there are vendors, suppliers and customers who will not be compliant on a timely basis or whether the failure of any of these entities to become compliant could have a material, adverse effect on its consolidated results of operations and consolidated financial position.

Hedging Activities

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (beginning of fiscal year 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position. However, management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Forward Looking Statements

This Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs and future financial performance and assumptions underlying the foregoing relating to the adequacy of the Company's future liquidity, the selection of and cost of implementing environmental remedial activities, the bankruptcy of Acme Steel Company and its affiliates and the effects of the Year 2000 computer issues. Actual results or outcomes could differ materially from those discussed in the particular forward looking statement based on a number of factors, including (i) the Company's future operating results and its ability to comply with covenants under its bank credit agreement, (ii) government actions or initiatives with respect to environmental matters either generally or with respect to specific instances involving the Company, particularly with respect to the MPCA's remediation recommendation at the Duluth Site, (iii) the Company's ability to resolve legal proceedings on favorable terms, (iv) the effect of the filing by Acme Steel company and its affiliates for relief under Chapter 11 of the Bankruptcy Code and (v) the timing, nature and consequences of the resolution of Year 2000 issues.

                                            PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business. None of these proceedings is material within the meaning of regulations of the Securities and Exchange Commission.

The Company is a party in certain litigation and a proceeding before a governmental agency which relate to the contamination of the environment. The Company is also an unsecured creditor in the bankruptcy proceedings of Acme Steel and its affiliated companies. These matters are described in Note 8 and
Note 9 of Notes to Consolidated Financial Statements included herein. Reference is also made to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, Part I, Item 3--Legal Proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 4.1 Third Amended and Restated Credit Agreement dated as of July 31, 1998 among the Registrant, Various Banks, The Chase Manhattan Bank and The First National Bank of Chicago

         Exhibit 4.2 Amendment No. 1 dated as of August 31, 1998 to Third Amended and Restated Credit Agreement

         Exhibit 4.3 Note dated July 31, 1998, payable from the Registrant to The Chase Manhattan Bank

         Exhibit 4.4 Note dated July 31, 1998, payable from the Registrant to The First National Bank of Chicago

         Exhibit 4.5 Note dated July 31, 1998, payable from the Registrant to The Bank of Nova Scotia

         Exhibit 4.6 Note dated July 31, 1998, payable from the Registrant to National Bank of Canada

         Exhibit 4.7 Note dated July 31, 1998, payable from the Registrant to KZH-IV Corporation

         Exhibit 4.8 Consent and Reaffirmation Agreement dated July 31, 1998 among the Registrant,Various Banks, The Chase Manhattan Bank and The First National Bank of Chicago

         Exhibit 27 Financial Data Schedule for the quarter ended September 27, 1998

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            THE INTERLAKE CORPORATION



October 22, 1998                                 /s/STEPHEN GREGORY
                                                 Stephen Gregory
                            Vice President - Finance
                           and Chief Financial Officer